Form 10-Q
period 1996-09-30
MAGNA BANCORP INC
filed 1996-11-12
CIK 868568

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C.  20549


                                        FORM 10-Q

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended         September 30, 1996
	                                          ---------------------------
                                           OR

           [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                    to
                                  ------------------    ---------------------
                       Commission file number      0-18918

                               Magna Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                                   64-0793093
      -------------------------------                --------------------------
      (State or other jurisdiction of                (I.R.S.  Employer Id. No.)
       incorporation or organization)


          100 West Front Street, Hattiesburg, MS               39401
       ---------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

                                   601-545-4722
                  ----------------------------------------------------
                  (Registrant's telephone number, including area code)

                                       N/A
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.     [X] Yes    [  ] No

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding
                           Class                 November 8, 1996
                        -----------              ----------------
                       Common Stock
                       Par Value $.01               13,741,018



The index to exhibits is located on page 16.


                                   MAGNA BANCORP, INC.

                                          INDEX


                                                                    Page

      Part I.      FINANCIAL INFORMATION

      Item 1.      Financial Statements (Unaudited):

                      Condensed Consolidated Statements of
                        Financial Condition..........................3

                      Condensed Consolidated Statements of
                        Earnings.....................................4

                      Condensed Consolidated Statements of
                        Cash Flows...................................5

                      Notes to Condensed Consolidated Financial
                        Statements..................................6-7

                      Independent Auditors' Review Report............8

                      Summary Consolidated Financial Information.....9


      Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations...................................10-13


      PART II.     OTHER INFORMATION

                   Submission of Matter to a Vote of
                      Security Holders...............................14

                   Exhibits and Reports on Form 8-K..................14

                   Signatures........................................15



                        MAGNA BANCORP, INC.
                         AND SUBSIDIARIES
                        -------------------
     Condensed Consolidated Statements of Financial Condition
     --------------------------------------------------------
                            (UNAUDITED)
                                              September 30,     June 30,
                                                  1996            1996
                                              ------------     ----------
   Assets
   ------
   Loans held for investment.............. $   845,635,896    836,286,838
   Loans held for sale....................      30,477,507     27,475,284
   Mortgage-backed securities.............      12,049,267     12,727,245
   Mortgage-backed securities available for
      sale................................     115,348,963     118,872,67
   Mortgage-backed securities held for
      trading.............................      35,348,051     34,486,798
   Investment securities..................      66,563,494     67,485,783
   Investment securities available for
      sale................................       7,227,611      7,188,768
   Stock in Federal Home Loan Bank of           11,537,100     12,027,000
      Dallas..............................
   Accrued interest receivable............      11,255,329     11,059,971
   Cash...................................      73,506,775     81,294,510
   Real estate owned......................      10,964,045     10,230,943
   Premises and equipment, net............      43,394,870     43,160,425
   Mortgage servicing rights, net.........       6,984,939      5,788,245
   Premium on purchased deposits, net.....       5,965,888      6,778,400
   Prepaid expenses and other assets......      25,979,190     33,794,935
                                             -------------  -------------
         Total assets..................... $ 1,302,238,925  1,308,657,821
                                             =============  =============

   Liabilities and Stockholders' Equity
   ------------------------------------
   Liabilities:
      Deposits............................ $   912,593,315    922,370,122
      Advances by borrowers for property
         taxes and insurance..............      12,358,145     11,219,490
      Borrowings from Federal Home Loan
         Bank of Dallas...................     217,016,993    221,961,222
      Interest payable on deposits........       6,380,480      5,320,261
      Accrued expenses and other
         liabilities......................      28,069,295     21,968,146
                                             -------------  -------------
         Total liabilities................   1,176,418,228  1,182,839,241
                                             -------------  -------------
   Stockholders' equity:
      Serial preferred stock, $.01 par
         value; authorized 500,000 shares,
         not issued and outstanding.......               -              -
      Common stock, $.01 par value;
         authorized 14,500,000; issued and
         outstanding 13,741,018 shares and
         13,702,656 shares................         137,410        137,027
      Additional paid-in capital .........      18,405,019     18,373,306
      Retained earnings, substantially
         restricted.......................     108,717,914    109,028,066
      Unrealized losses on securities
         available for sale, net..........      (1,439,646)    (1,719,819)
                                             -------------  -------------
         Net stockholders' equity.........     125,820,697    125,818,580
                                             -------------  -------------
         Total liabilities and
            stockholders' equity.......... $ 1,302,238,925  1,308,657,821
                                             =============  =============

    ----------------------
    See accompanying Notes to Condensed Consolidated Financial
        Statements.


                           MAGNA BANCORP, INC.
                             AND SUBSIDIARIES
                           -------------------
              Condensed Consolidated Statements of Earnings
              ---------------------------------------------
                               (UNAUDITED)

                                                    Three Months Ended
                                                        September 30
                                                    ------------------
                                                      1996      1995
                                                      ----      ----
 Interest income:
    Loans...................................... $ 22,804,546   21,920,383
    Mortgage-backed securities.................    2,982,150    1,624,475
    Investment securities......................    1,410,270    1,589,658
    Interest-earning cash balances.............       85,200      914,754
    Other investments..........................      170,438      127,128
                                                  ----------   ----------
       Total interest income...................   27,452,604   26,176,398
                                                  ----------   ----------
 Interest expense:
    Deposits...................................    7,912,485    7,688,921
    Borrowings from Federal Home Loan Bank of
      Dallas...................................    3,302,873    2,350,101
                                                  ----------   ----------
       Total interest expense..................   11,215,358   10,039,022
                                                  ----------   ----------
       Net interest income.....................   16,237,246   16,137,376
 Provision for possible loan losses............      732,883      132,598
                                                  ----------   ----------
       Net interest income after provision for
          possible loan losses.................   15,504,363   16,004,778
                                                  ----------   ----------
 Non-interest income:
    Loan servicing income, net.................    3,292,261    3,099,268
    Service fees on deposits...................    4,564,771    3,785,986
    Other service fees and commissions.........      482,222      335,175
    Unrealized holding gains (losses) on
      trading securities and loans
      held for sale, net.......................      (84,303)       5,606
    Gains on sales of assets held for sale,
      available for sale or held for trading,
      net......................................      350,170      712,590
    Losses on sales and operation of real
      estate owned, net........................     (314,714)    (133,574)
    Insurance fees, commissions and premiums,
       net.....................................      668,026      760,513
    Appraisal fees, net........................      216,869      332,345
    Other income, net..........................      473,731      938,282
                                                  ----------   ----------
       Net non-interest income.................    9,649,033    9,836,191
                                                  ----------   ----------
 General and administrative expenses:
    Compensation, payroll taxes and fringe
       benefits................................    8,010,071    7,362,473
    Rent and other occupancy expense...........    1,662,318    1,552,219
    Equipment and fixtures expense.............    1,005,454    1,035,863
    Communication, postage, printing and office
       supplies................................    1,743,414    1,527,743
    Deposit and other insurance premiums ......      654,850      622,417
    Special SAIF deposit insurance assessment..    5,917,174            -
    Advertising................................      421,924      762,138
    Expenses of officers, directors and              397,606      423,171
       employees, including directors' fees....
    Data processing expense....................      759,952      691,333
    Amortization of premium on purchased
       deposits................................      812,512    1,023,464
    Professional fees..........................      712,855      718,004
    Mortgage servicing costs...................      501,652      613,911
    Other expenses.............................      324,239      187,383
                                                  ----------   ----------
       Total general and administrative
          expenses.............................   22,924,021   16,520,119
                                                  ----------   ----------
       Earnings before income taxes............    2,229,375    9,320,850
 Income tax expense............................      478,184    3,605,593
                                                  ----------   ----------
       Net earnings............................ $  1,751,191    5,715,257
                                                  ==========   ==========
 Earnings per common share..................... $       0.13         0.40
                                                  ==========   ==========
 Weighted average number of common shares
      outstanding..............................   13,878,553   14,133,744

 ------------------------
 See accompanying Notes to Condensed Consolidated Financial
 Statements.



                                  MAGNA BANCORP, INC.
                                   AND SUBSIDIARIES
                                  -------------------
                    Condensed Consolidated Statements of Cash Flows
                    -----------------------------------------------
                                      (UNAUDITED)
                                                         Three Months Ended
                                                            September 30
                                                         ------------------
                                                           1996        1995
                                                           ----        ----

      Cash flows from operating activities:
         Net earnings................................$  1,751,191    5,715,257
         Adjustments to reconcile net earnings to
             net cash used by operating activities:
             Provision for possible loan losses......     732,883      132,598
             Depreciation and amortization...........   1,903,769    2,438,233
             Amortization of premium on purchased
                deposits.............................     812,512    1,023,464
             Decrease in prepaid expenses and other
                assets...............................   7,656,355      421,885
             Increase in interest payable and other
                liabilities..........................   7,161,368    1,363,045
             Gains on sales of real estate owned,
                net..................................    (755,101)    (297,956)
             Unrealized holding losses (gains) on
                trading securities and loans held
                for sale.............................      84,303       (5,606)
             Gains on sales of assets held for sale,
                available for sale, or held for
                trading, net.........................    (350,170)    (712,590)
             Gains on sales of premises and equipment,
                net..................................     (30,317)        (425)
             Accretion of deferred fees, discounts
                and premiums, net....................  (1,352,862)  (1,461,439)
             Other, net..............................    (264,534)    (266,908)
         Proceeds from sales of assets held for
             sale or held for trading................  45,029,124   53,578,002
         Principal payments on mortgage-backed
             securities held for trading.............     556,800      355,913
         Origination of loans held for sale.......... (35,362,831) (68,628,770)
                                                       ----------  -----------
                Net cash provided (used) by operating
                   activities........................  27,572,490   (6,345,297)
                                                       ----------  -----------
      Cash flows from investing activities:
         Net change in loans held for investment..... (21,633,085)  (7,885,109)
         Purchases of loans..........................  (2,334,548) (13,260,568)
         Proceeds from sales of mortgage-backed
             securities available for sale...........           -    2,155,965
         Proceeds from maturities of investment
             securities..............................   1,000,000            -
         Principal payments on investment securities
             and mortgage-backed securities..........   4,151,510    2,798,994
         Purchases of investment securities and
             mortgage-backed securities held to
             maturity................................           -      (52,750)
         Proceeds from sales of real estate owned....   1,429,721    1,066,995
         Purchases of mortgage servicing rights......  (1,603,980)           -
         Redemption of stock in Federal Home Loan Bank
             of Dallas...............................     489,900       32,600
         Proceeds from sales of premises and
             equipment...............................     127,381       53,425

         Additions to premises and equipment.........  (1,375,495)  (2,425,325)
                                                       ----------  -----------
                Net cash used by investing
                   activities........................ (19,748,596) (17,515,773)
                                                       ----------  -----------
      Cash flows from financing activities:
         Net increase (decrease) in deposits.........  (9,776,807)   5,733,264
         Net increase (decrease) in advances from
             Federal Home Loan Bank of Dallas........  (4,944,229)  49,703,483
         Issuance of common stock....................      34,086        6,460
         Repurchase of common stock..................      (2,181)  (1,481,785)
         Cash dividends paid.........................  (2,061,153)    (697,264)
         Increase in advance payments by borrowers
             for property taxes and insurance........   1,138,655    2,323,900
                                                       ----------  -----------
                Net cash provided (used) by financing
                   activities........................ (15,611,629)  55,588,058
                                                       ----------  -----------
                Net increase (decrease) in cash......  (7,787,735)  31,726,988

      Cash at beginning of period....................  81,294,510   85,391,455
                                                       ----------  -----------
      Cash at end of period..........................$ 73,506,775  117,118,443
                                                       ==========  ===========
      Supplemental disclosure of cash flow information:
         Cash paid during the period for:
             Interest on deposits, advances and other
             borrowings..............................$ 10,163,103    8,735,625
                                                       ==========  ===========
             Income taxes............................$      2,500      500,000
                                                       ==========  ===========
      _________________________
      See accompanying Notes to Condensed Consolidated
      Financial Statements.


                          MAGNA BANCORP, INC.
                           AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 1 - Basis of Presentation

The condensed consolidated statements have been prepared by Magna Bancorp, Inc. (the "Company") in accordance with the instructions to Form 10-Q without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and those related to adoption of new accounting principles) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1996 included in the Company's Annual Report. The results of operations for the three-month period ended September 30, 1996 are not necessarily indicative of the operating results for the full fiscal year.


Note 2 - Allowance for possible loan losses

The following table summarizes the activity in the allowance for possible loan losses for the quarter ended September 30, 1996.

             Balance at June 30, 1996            $ 9,451,693
             Chargeoffs                             (534,224)
             Recoveries                               44,341
             Provision charged to operations         732,883
                                                   ---------
             Balance at September 30, 1996       $ 9,694,693
                                                   =========




             Percentage of net chargeoffs during
             the period to average loans
             outstanding   (annualized)                 0.24%



Note 3 -- Loans of Concern

At September 30, 1996, the Company had $21,465,560 of loans for which the accrual of interest has been ceased or reduced. Accruing loans delinquent 90 days or more and loans on which the terms have been modified by reducing interest rates and/or modifying payment terms under troubled debt restructurings totaled $16,802,682 and $427,492, respectively, at September 30, 1996.


Note 4 -- Special SAIF Deposit Insurance Assessment

The deposits of savings associations such as Magnolia Federal Bank are insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). In 1995, the FDIC recognized that the BIF was fully capitalized at its statutory reserve ratio and reduced the premium schedule for BIF insured banks to a rate as low as zero percent in 1996. Federal legislation signed into law September 30, 1996 provides for a one-time special assessment of 0.657% to be imposed on all SAIF deposits in order to recapitalize the SAIF and provide for an ultimate merger of the BIF and the SAIF. This one-time assessment resulted in a $5.9 million charge to the Company's pretax earnings for the quarter ended September 30, 1996. The SAIF recapitalization plan also provides for a reduction in annual SAIF assess-ment rates in future periods that will result in an estimated annual benefit to the Company of $1.5 million before income taxes.


Note 5 -- Stock Dividends

On July 19, 1996, the Company declared a two-for-one stock split in the form of a 100% stock dividend payable on August 15, 1996. This split increased the number of shares outstanding from 6,870,509 to 13,741,018. All references to the number of common shares and per common share amounts in the financial statements have been adjusted for such stock split.

                          Independent Auditors' Review Report
                          -----------------------------------



The Board of Directors
Magna Bancorp, Inc.:

We have reviewed the condensed consolidated statement of financial condition of Magna Bancorp, Inc. and subsidiaries as of September 30, 1996, the related condensed consolidated statements of earnings and cash flows for the three-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Magna Bancorp, Inc. and subsidiaries as of June 30, 1996, and the related consolidated state-ments of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 23, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of June 30, 1996, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.



Jackson, Mississippi                              KPMG Peat Marwick LLP
October 22, 1996


                                MAGNA BANCORP, INC.
                                 AND SUBSIDIARIES
                                 ----------------
                   Consolidated Summary of Financial Information
                   ---------------------------------------------
                                    (UNAUDITED)
                                                      At and For the Three
                                                          Months Ended
                                                 ----------------------------
                                                  09-30-96 06-30-96 09-30-95
                                                  -------- -------- --------
                                                       (Dollars in millions
                                                      except per share data)
SELECTED CONSOLIDATED
   FINANCIAL CONDITION DATA
   ------------------------
   Total assets................................. $ 1,302.2  1,308.7  1,222.1
   Loans receivable, net (1)....................     876.1    863.8    833.7
   Deposits.....................................     912.6    922.4    923.5
   Stockholders' equity.........................     125.8    125.8    118.9


SELECTED CONSOLIDATED
   OPERATIONS DATA
   ---------------
   Net interest income..........................      16.2     16.9     16.1
   Provision for possible loan losses...........       0.7      0.6      0.1
   Non-interest income..........................       9.6     10.3      9.8
   Operating expenses, excluding special SAIF
      deposit insurance assessment..............      17.0     17.8     16.5
   Special SAIF deposit insurance
      assessment (2)............................       5.9        -        -
   Net earnings.................................       1.8      5.4      5.7

PER SHARE DATA
--------------
   Book value at end of period..................       9.16     9.18     8.53
   Earnings per share...........................       0.13     0.39     0.40

OTHER DATA
----------
   Yield on average earning assets..............       9.67%    9.82%    9.88%
   Cost of funds................................       4.65%    4.54%    4.48%
   Net interest margin (3)......................       5.72%    5.95%    6.09%
   Annualized return on average assets, excluding
      the effect of the special SAIF deposit
      insurance assessment (2)..................       1.68%    1.68%    1.92%
   Annualized return on average assets..........       0.54%    1.68%    1.92%
   Annualized return on average equity, excluding
      the effect of the special SAIF deposit
      insurance assessment (2)..................      17.17%   17.35%   19.63%
   Annualized return on average equity..........       5.56%   17.35%   19.63%
   Efficiency ratio (4).........................      60.44%   61.21%   57.87%
   Stockholders' equity as a percentage of total
      assets....................................       9.66%    9.61%    9.73%
   Non-performing assets as a percentage of
      total assets (5)..........................       2.52%    2.52%    2.48%
   Dividend payout percentage...................     115.38%   19.23%   12.35%

-----------------------
<F1>   (1) Includes loans held for investment and loans held for sale.
<F2>   (2) Legislation to recapitalize the Savings Association Insurance Fund
           ("SAIF") was signed into law on September 30,1996 and requires SAIF-insured savings institutions to pay a one-time special assessment of approximately 0.657% of deposits.
<F3>   (3) Net interest income divided by average interest-earning assets.
<F4>   (4) Operating expense excluding amortization of premium on purchased deposits and one-time special deposit insurance assessment divided by operating income excluding amortization of mortgage servicing rights gain/loss on real estate owned, gain/loss on loans and securities and gain on sale of servicing.
<F5>   (5) Non-performing assets, net of unearned discounts, deferred fees and undisbursed loan funds, consist of non-accruing loans, troubled debt restructurings and foreclosed real estate. Non-performing assets do not include accruing loans that are in a delinquent status.

                       MAGNA BANCORP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion reviews the financial condition of Magna Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, including Magnolia Federal Bank for Savings (the "Bank"), as of September 30, 1996, and the results of operations for the three-month period then ended.

Financial Condition
-------------------

Total consolidated assets of the Company decreased $6.4 million, or 0.5%, to $1.3 billion at September 30, 1996 from June 30, 1996. This decrease was primarily in receivables outstanding and in the amount of cash held in overnight investment accounts offset by an increase in loans. Loans held for investment increased $9.3 million, or 1.1%, to $845.6 million at September
30, 1996 from $836.3 million at June 30, 1996. The expansion of the Company's loan production capabilities through its retail offices and broker/correspondent network and the favorable market for the Company's non-conforming loan products resulted in the continued growth of the Bank's loan portfolio. Mortgage-backed securities declined slightly from $166.1 million at June 30, 1996 to $162.7 million at September 30, 1996 as no new mortgage-backed securities were issued or purchased to replace repayments. Total assets do not include the balance of the Bank's portfolio of loans serviced for others, which decreased slightly during this period to $2.9 billion. Deposits declined $9.8 million, or 1.1%, during the three-month period to $912.6 million at September 30, 1996 primarily from a $10.7 million decrease in transaction account balances. This decrease was partially offset by an increase certificates of deposits as higher rates paid attracted new deposits. Borrowings from the Federal Home Loan Bank of Dallas decreased $4.9 million during the three-month period ended September 30, 1996.

Non-performing assets (including non-accruing loans of $21.5 million; troubled debt restructuring of $0.4 million; and foreclosed real estate of $11.0 million) totaled $32.9 million, or 2.52% of assets, at September 30, 1996, compared to $33.0 million, or 2.52% of assets, at June 30, 1996. Foreclosed real estate increased $733,000 during the current quarter as a result of increased single-family foreclosures in the Company's market area. In order to obtain the highest sales prices and mitigate its losses, the Company makes any needed repairs before aggressively marketing these properties. Accruing loans delinquent 90 days or more totaled $16.8 million at September 30, 1996 compared to $19.5 million at June 30, 1996. The high level of delinquent accruing loans is primarily attributable to the purchases of high-rate 90-day delinquent FHA/VA insured/guaranteed loans from the Bank's GNMA mortgage loan servicing portfolio. The loans are purchased from GNMA pools to eliminate the cost of advancing funds on these high-rate loans to the security holders as required by GNMA and result in no increase in risk to the Bank. The quarterly decrease in the accruing delinquent GNMA loans was due to the Company's curtailment of repurchasing loans with low yields. On a quarterly basis the Bank evaluates its loan and real estate portfolios, reviews its historical loss experience, considers current economic conditions, and determines the adequacy of the allowance for possible loan losses. The allowance for possible loan losses was $9.7 million at September 30, 1996, representing 29.5% of the Bank's non-performing assets and 1.1% of loans receivable at such date. Real estate loans, net, which accounted for 89.7% of the Company's loan portfolio, was allocated $8.1 million of the allowance for possible loan losses. Consumer loans of $92.8 million were allocated an allowance for possible loan losses of $1.6 million. The $490,000 in net chargeoffs during the period resulted in an annualized net charge off percentage to average loans outstanding of 0.24% for the three month period ended September 30, 1996.


Liquidity and Capital Resources
-------------------------------

The Bank is required by regulation to maintain minimum levels of liquid assets (cash and certain investment securities generally having remaining maturities of less than five years) to meet the funding demands of loan commitments, deposit withdrawals and other obligations. At September 30, 1996, the Bank's liquidity ratio (cash and eligible securities as a percentage of net withdraw-able savings and borrowings due within one year) was 8.8%, exceeding the minimum requirement of 5.0%. The Bank had forward sales commitments of $28.0 million in mortgage-backed securities at September 30, 1996 and had designated $30.5 million of loans and $35.3 million in mortgage-backed securities to serve as the source for meeting such commitments. At September 30, 1996, the Bank had outstanding commitments to originate loans of $55.8 million.

At September 30, 1996, the Company's total stockholders' equity was $125.8 million, or $9.16 per share of common stock, compared to $125.8 million at June 30, 1996, or $9.18 per share. The Bank's regulatory capital at September 30, 1996 exceeds the three current minimum requirements as follows:

                               Capital Summary
                               ---------------
                            (Dollars in thousands)

       Capital   Actual    % of   Requirement    % of    Excess    % of
     Requirement Amount   Assets    Amount      Assets   Amount    Assets
     ----------- ------   ------  -----------   ------   ------    ------
     Tangible   100,993     7.79    19,436       1.50    81,557     6.29

     Core       100,993     7.79    38,872       3.00    62,121     4.79

     Risk-based 109,498    15.93    54,987       8.00    54,511     7.93


Results of Operations
---------------------

The Company had consolidated net earnings of $1.8 million, or $0.13 per share, for the three-month period ended September 30, 1996, compared with net earnings of $5.7 million, or $0.40 per share, for the three-month period ended September 30, 1995. Annualized return on average assets and return on average equity were 0.54% and 5.56%, respectively, for the current period, compared to 1.92% and 19.63% for the same period a year ago. In the current period, the Company recognized a $5.9 million special one-time Savings Association Insurance Fund ("SAIF") deposit insurance assessment. Legislation to recapitalize the SAIF of the Federal Deposit Insurance Corporation ("FDIC") was signed into law on September 30, 1996 and requires SAIF-insured savings institutions, such as the Bank, to pay a one-time special assessment of 0.657% of deposits to recapitalize the insurance fund. Declines in future annual SAIF assessments of approximately $1.5 million are expected to enhance future earnings and offset the negative impact on the current quarter's earnings. Before considering the special assessment, net earnings were $5.4 million, or $0.39 per share, and annualized return on average assets and return on average equity were 1.68% and 17.17%, respectively, for the current quarter.

Net interest income increased slightly to $16.2 million for the three-month period ended September 30, 1996, compared to $16.1 million for the three-month period ended September 30, 1995. Net interest margin for the three-month period ended September 30, 1996 declined to 5.72% from 6.09% for the same period a year ago, reflecting a tightening of the spread between the yield on the Company's interest-earning assets and cost of interest-bearing liabilities. Interest income increased $1.3 million, or 4.9%, for the three-month period ended September 30, 1996, compared with the prior period as a result of increases in average interest-earning asset balances. Interest expense increased $1.2 million during the three-month period eneded September 30, 1996, reflecting increases in short-term market interest rates as well as increases in the average balances of non-deposit borrowings. The Bank's average cost of funds was 4.65% for the three-month period ended September 30, 1996, compared to 4.48% for the same period in the prior year.

The provision for possible loan losses was $733,000 for the three-month period ended September 30, 1996, compared to $133,000 in the same period the prior year. This increase reflects the higher level of consumer loan delinquencies and charge-offs, current economic conditions in the Bank's market area, and an increase in the Company's loan portfolio. The provision for possible loan losses is based on management's continued evaluation of the real estate and consumer loan portfolios and the potential impact of the local and national economies. It reflects management's on-going strategy to maintain the general loan loss allowance at an appropriate level designed to help insulate the Bank against potential future losses. Although management uses available information to recognize possible loan losses and to determine that the carrying value of real estate owned does not exceed its fair market value, future additions to the allowance or future writedowns to real estate owned may be necessary based on changes in economic or market conditions.

Non-interest income decreased slightly to $9.6 million for the three-month period ended September 30, 1996, from $9.8 million for the same period a year ago. Gains on sales of loans and securities decreased $362,000, primarily due to a decline in loan origination activity attributable to the current increase in long-term interest rates in recent months. The lower volume of loan refinancings resulted in decreases in insurance commissions, appraisal fees and other sources of income related to loan closings in the current period compared to the related 1995 period. Loan servicing income, which is reported net of amortization of purchased mortgage servicing rights of $688,000 and originated servicing rights of $172,000, increased $193,000 compared to the same period in 1995. Service fees on deposits increased $779,000 for the three-month period ended September 30, 1996 compared to the same period a year ago due to an increase in the number of checking accounts to 157,000 at September 30, 1996 from 146,000 at September 30, 1995. The increase in long-term market interest rates during the current three-month period ended September 30, 1996 impacted the market value of the Company's portfolio of loans and securities and resulted in an unrealized loss of $84,000 on trading securities and loans held for sale compared to a $6,000 unrealized gain recorded for the same period a year ago.

General and administrative expenses increased $6.4 million, or 38.8%, to $22.9 million for the three-month period ended September 30, 1996 compared to the same period in the prior year. Excluding the $5.9 million expense related to the special SAIF deposit insurance assessment, general and administrative expenses increased slightly in the current quarter to $17.0 million from $16.5 million for the same quarter a year ago. Compensation expense, the primary source of the increase in recurring expenses, increased $648,000, or 8.8%, during the current period compared to the three-month period ended September 30, 1995, primarily due to the higher cost of employee benefits offered by the Bank to its employees.

PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security Holders

            (a) The 1996 Annual Meeting of Stockholders was held on October 23, 1996.

            (b)  Directors Elected:
                   Robert S. Duncan
                   Zach T. Hederman, Jr.
                 Directors Continuing in Office:
                   Lou Ann Poynter
                   George P. Hopkins, Jr.
                   H. A. Moore, III

            (c) At the 1996 Annual Meeting of Stockholders, the Stockholders considered the election of two directors of the Company.

                 The vote on the election of two directors was as follows:

                                               FOR       WITHHELD
                                               ---       --------
                     Robert S. Duncan       12,458,215    16,063

                     Zach T. Hederman, Jr.  12,456,943    17,335


          Item 6.   Exhibits and reports on Form 8-K

            (a)  Exhibits
                   Exhibit 11 - Statement re: computation of per share earnings
                   Exhibit 15 - Letter re: unaudited interim financial
                                information
       	           Exhibit 27 - Financial Data Schedule

            (b) No Form 8-Ks were filed during the period covered by this report.

                                       SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   MAGNA BANCORP, INC.
                                                   -------------------
                                                       Registrant



      DATE:  November 11, 1996             BY: /S/LOU ANN POYNTER
                                               --------------------------
                                               LOU ANN POYNTER, President



      DATE:  November 11, 1996             BY: /S/KAREN K. GRIFFIS
                                               --------------------------
                                               KAREN K. GRIFFIS, Treasurer

                          INDEX TO EXHIBITS



          Exhibit
           Number


             11       Statement re: computation of per share earnings


             15       Letter re: unaudited interim financial information


             27       Financial Data Schedule


                              MAGNA BANCORP, INC.
                               AND SUBSIDIARIES
                       Computation of Per Share Earnings
                                  (UNAUDITED)



                                           For the Three Months Ended
                                           --------------------------
                                            09-30-96         09-30-95
                                            --------         --------
Weighted average number of
   shares outstanding....................  13,740,804       14,070,808

Common stock equivalents
   Stock options.........................     132,802          184,784
   Shares issuable under compensation
      plan...............................       5,148               --

Common stock repurchased.................        (201)        (121,848)
                                           ----------       ----------
Weighted average shares, primary and
   fully diluted.........................  13,878,553       14,133,744
                                           ==========       ==========
Computation of net earnings per share

   Net earnings.......................... $ 1,751,191        5,715,257
                                           ==========       ==========
   Earnings per share, primary and
   fully diluted........................  $      0.13             0.40
                                           ==========       ==========



      Magna Bancorp, Inc.
      Hattiesburg, Mississippi

      Members of the Board:


      Re:  September 30, 1996 Quarterly Report of Form 10-Q


      With respect to the subject Quarterly Report, we acknowledge our awareness of the use therein of our report dated October 22, 1996 related to our review of interim financial information.

      Pursuant to Rule 436(c) under the Securities Act, such report is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.


                                              Very truly yours,



                                              KPMG Peat Marwick LLP


      Jackson, Mississippi
      November 1, 1996