Form 10-Q
period 1996-12-31
MAGNA BANCORP INC
filed 1997-02-14
CIK 868568

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                  FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended          December 31, 1996
                                            ----------------------------------
                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to

                        Commission file number       0-18918
                                               -------------------
                                 Magna Bancorp, Inc.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                    Delaware                                   64-0793093
-------------------------------------------------------------------------------
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)

      100 West Front Street, Hattiesburg, MS                     39401
-------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

                                    601-545-4722
-------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

                                         N/A
-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                [X] Yes    [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             Class              Outstanding
                                             January 31, 1997
                         --------------      ----------------
                         Common Stock
                         Par Value $.01         13,741,018



                              MAGNA BANCORP, INC.

                                    INDEX



                                                               Page
PART I.      FINANCIAL INFORMATION

 Item 1.     Financial Statements (Unaudited):

                Condensed Consolidated Statements of Financial
                  Condition......................................3

                Condensed Consolidated Statements of Earnings....4

                Condensed Consolidated Statements of Cash Flows..5

                Notes to Condensed Consolidated Financial
                   Statements...................................6-7

                Independent Auditors' Review Report..............8

             Consolidated Summary of Financial Information.......9

 Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.....................................10-14

PART II.     OTHER INFORMATION

             Exhibits and Reports on Form 8-K...................15

             Signatures.........................................16




                         MAGNA BANCORP, INC.
                          AND SUBSIDIARIES
                          ----------------
       Condensed Consolidated Statements of Financial Condition
       --------------------------------------------------------
                             (UNAUDITED)
                                              Dec. 31, 1996  June 30,1996
                                              -------------  ------------
Assets
------
Loans receivable.......................      $ 905,208,830    863,762,122
Mortgage-backed securities.............         11,583,034     12,727,245
Mortgage-backed securities available
  for sale.............................        112,812,566    118,872,676
Mortgage-backed securities held for
  trading..............................         34,929,777     34,486,798
Investment securities..................         66,602,650     67,485,783
Investment securities available for
  sale.................................          7,569,882      7,188,768
Stock in Federal Home Loan Bank of
  Dallas...............................         13,928,300     12,027,000
Accrued interest receivable............         10,839,071     11,059,971
Cash...................................         74,842,948     81,294,510
Real estate owned......................         12,679,168     10,230,943
Premises and equipment, net............         44,194,456     43,160,425
Mortgage servicing rights, net.........          9,786,778      5,788,245
Premium on purchased deposits, net.....          5,206,114      6,778,400
Prepaid expenses and other assets......         31,801,154     33,794,935
                                             -------------  -------------
      Total assets.....................      1,341,984,728  1,308,657,821
                                             =============  =============
Liabilities and Stockholders' Equity
------------------------------------

Liabilities:

  Deposits.............................        901,413,774    922,370,122
  Advances by borrowers for property
    taxes, insurance and other.........         12,301,925     11,219,490
  Borrowings from Federal Home Loan
    Bank of Dallas.....................        262,057,279    221,961,222
  Interest payable on deposits.........          1,976,618      5,320,261
  Accrued expenses and other
    liabilities........................         33,968,468     21,968,146
                                             -------------  -------------
      Total liabilities................      1,211,718,064  1,182,839,241
                                             -------------  -------------
Stockholders' equity:

  Serial preferred stock, $.01 par
    value; authorized 500,000 shares,
    not issued and outstanding.........                  -              -
  Common stock, $.01 par value;
    authorized 14,500,000; issued and
    outstanding 13,741,018 shares and
    13,702,656 shares..................            137,410        137,027
  Additional paid-in capital...........         18,405,019     18,373,306
  Retained earnings, substantially
    restricted.........................        112,247,211    109,028,066
  Unrealized losses on securities
    available for sale, net............           (522,976)    (1,719,819)
                                             -------------  -------------
      Net stockholders' equity.........        130,266,664    125,818,580
                                             -------------  -------------
      Total liabilities and
        stockholders' equity...........   $  1,341,984,728  1,308,657,821
                                             =============  =============

-----------------------------------
See accompanying Notes to Condensed
  Consolidated Financial Statements.



                              MAGNA BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------
                 Condensed Consolidated Statements of Earnings
                 ---------------------------------------------
                                 (UNAUDITED)
                                  Three Months Ended       Six Months Ended
                                      December 31            December 31
                                ----------------------  ----------------------
                                   1996        1995        1996        1995
                                   ----        ----        ----        ----
Interest income:
  Loans........................$23,390,279  22,484,636  46,194,825  44,405,019
  Mortgage-backed securities...  2,856,038   1,606,220   5,838,188   3,230,695
  Investment securities........  1,395,238   1,587,260   2,805,508   3,176,918
  Interest-earning cash
    balances...................     57,767     603,888     142,967   1,518,642
  Other investments............    175,479     128,319     345,917     255,447
                                ----------  ----------  ----------  ----------
    Total interest income...... 27,874,801  26,410,323  55,327,405  52,586,721
                                ----------  ----------  ----------  ----------
Interest expense:
  Deposits.....................  7,856,743   7,772,311  15,769,228  15,461,232
  Borrowings from Federal Home
    Loan Bank of Dallas........  3,467,029   2,480,355   6,769,902   4,830,456
                                ----------  ----------  ----------  ----------
    Total interest expense..... 11,323,772  10,252,666  22,539,130  20,291,688
                                ----------  ----------  ----------  ----------
    Net interest income........ 16,551,029  16,157,657  32,788,275  32,295,033
Provision for possible loan
  losses.......................    605,052     310,721   1,337,935     443,319
                                ----------  ----------  ----------  ----------
    Net interest income after
      provision for possible
      loan losses.............. 15,945,977  15,846,936  31,450,340  31,851,714
                                ----------  ----------  ----------  ----------
Non-interest income:
  Loan servicing income, net...  3,177,208   3,177,521   6,469,469   6,276,789
  Service fees on deposits.....  4,913,704   4,212,041   9,478,475   7,998,027
  Other service fees and
    commissions................    484,780     374,530     967,002     709,705
  Unrealized holding gains on
    trading securities and
    loans held for sale, net...    425,318     155,102     341,015     160,708
  Gains on sales of assets held
    for sale, available for sale
    or held for trading, net...    215,076     389,574     565,246   1,102,164
  Losses on sales and operation
    of real estate owned, net..   (802,839)   (593,034) (1,117,553)   (726,608)
  Insurance fees, commissions
    and premiums, net..........    737,050     701,911   1,405,076   1,462,424
  Appraisal fees, net..........    251,061     313,271     467,930     645,616
  Other income, net............    317,030     718,003     790,761   1,656,285
                                ----------  ----------  ----------  ----------
    Net non-interest income....  9,718,388   9,448,919  19,367,421  19,285,110
                                ----------  ----------  ----------  ----------
General and administrative expenses:

  Compensation, payroll taxes
    and fringe benefits........  7,432,519   7,399,449  15,442,590  14,761,922
  Rent and other occupancy
    expense....................  1,661,024   1,528,389   3,323,342   3,080,608
  Equipment and fixtures
    expense....................  1,202,330   1,179,024   2,207,784   2,214,887
  Communication, postage,
    printing and office
    supplies...................  1,807,429   1,764,010   3,550,843   3,291,753
  Deposit and other insurance
    premiums...................    638,767     665,726   1,293,617   1,288,143
  Special SAIF deposit insurance
    assessment.................         --          --   5,917,174          --
  Advertising..................    338,366     813,987     760,290   1,576,125
  Expenses of officers, directors
    and employees, including
    directors' fees............    441,581     372,028     839,187     795,199
  Data processing expense......    739,675     679,970   1,499,627   1,371,303
  Amortization of premium on
    purchased deposits.........    759,774     970,726   1,572,286   1,994,190
  Professional fees............    929,286     688,886   1,642,141   1,406,890
  Mortgage servicing costs.....    502,495     502,049   1,004,147   1,115,960
  Other expenses...............    239,718     257,734     563,957     445,117
                                ----------  ----------  ----------  ----------
    Total general and
      administrative expenses.. 16,692,964  16,821,978  39,616,985  33,342,097
                                ----------  ----------  ----------  ----------
    Earnings before income
      taxes....................  8,971,401   8,473,877  11,200,776  17,794,727
Income tax expense.............  3,380,950   3,270,410   3,859,134   6,876,003
                                ----------  ----------  ----------  ----------
    Net earnings...............$ 5,590,451   5,203,467   7,341,642  10,918,724
                                ==========  ==========  ==========  ==========
Earnings per common share......       0.40        0.37        0.53        0.77
                                ==========  ==========  ==========  ==========
Weighted average number of
common shares outstanding...... 13,881,350  14,111,856  13,878,774  14,122,800
_____________________
See accompanying Notes to Condensed Consolidated
Financial Statements.


                               MAGNA BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------
                   Condensed Consolidated Statements of Cash Flows
                   -----------------------------------------------
                                   (UNAUDITED)
                                                          Six Months Ended
                                                             December 31
                                                     -------------------------
                                                         1996          1995
                                                        ------        ------
Cash flows from operating activities:
  Net earnings......................................$  7,341,642    10,918,724

  Adjustments to reconcile net earnings to net
    cash used by operating activities:
    Provision for possible loan losses..............   1,337,935       443,319
    Depreciation and amortization...................   4,273,259     4,787,464
    Amortization of premium on purchased deposits...   1,572,286     1,994,190
    Decrease (increase) in prepaid expenses and
      other assets..................................   1,284,572    (4,429,870)
    Increase (decrease) in interest payable and
      other liabilities.............................   8,656,679   (10,136,536)
    Gains on sales of real estate owned, net........  (1,281,218)     (204,856)
    Unrealized holding gain on trading securities
      and loans held for sale.......................    (341,015)     (160,708)
    Gains on sales of assets held for sale,
      available for sale, or held for trading, net..    (565,246)   (1,102,164)
    Gains on sales of premises and equipment, net...     (60,562)         (425)
    Accretion of deferred fees, discounts and
      premiums, net.................................  (2,753,924)   (2,877,813)
    Other, net......................................      89,432       139,733
  Proceeds from sales of assets held for sale or
    held for trading................................  80,899,529   113,432,310
  Principal payments on mortgage-backed
    securities held for trading.....................   1,422,692       635,619
  Purchases of mortgage-backed securities held
    for trading.....................................    (206,229)   (1,164,540)
  Origination of loans held for sale................(104,260,594) (130,752,785)
                                                     -----------   -----------
        Net cash used by operating activities.......  (2,590,762)  (18,478,338)
                                                     -----------   -----------
Cash flows from investing activities:
  Net change in loans held for investment........... (15,018,586)  (22,497,793)
  Purchases of loans................................  (6,538,722)  (22,590,229)
  Proceeds from sales of mortgage-backed
    securities available for sale...................          --     2,155,965
  Proceeds from maturities of investment
    securities......................................   1,165,900            --
  Principal payments on investment securities
    and mortgage-backed securities..................   8,460,775     5,113,777
  Purchases of investment securities and
    mortgage-backed securities held to maturity.....          --       (52,750)
  Proceeds from sales of real estate owned..........   2,270,033     2,466,892
  Purchases of mortgage servicing rights............  (5,284,606)           --
  Redemption of stock in Federal Home Loan Bank
    of Dallas ......................................  (1,901,300)      (95,700)
  Proceeds from sales of premises and equipment.....     258,095        53,425
  Additions to premises and equipment...............  (3,404,132)   (5,129,567)
                                                     -----------   -----------
        Net cash used by investing activities....... (19,992,543)  (40,575,980)
                                                     -----------   -----------
Cash flows from financing activities:
  Net decrease in deposits.......................... (20,956,348)   (3,993,139)
  Net increase in advances from
    Federal Home Loan Bank of Dallas................  40,096,057    48,804,223
  Issuance of common stock..........................      34,086         6,460
  Repurchase of common stock........................      (2,181)   (1,816,795)
  Cash dividends paid...............................  (4,122,306)   (1,393,847)
  Increase in advance payments by borrowers for
    property taxes, insurance, and other............   1,082,435     2,404,738
                                                     -----------   -----------
        Net cash provided by financin activities....  16,131,743    44,011,640
                                                     -----------   -----------
        Net decrease in cash........................  (6,451,562)  (15,042,678)


Cash at beginning of period.........................  81,294,510    85,391,455
                                                     -----------   -----------
Cash at end of period...............................$ 74,842,948    70,348,777
                                                     ===========   ===========
Supplemental disclosure of cash flow information:

  Cash paid during the period for:
    Interest on deposits, advances and other
      borrowings....................................$ 25,327,535    22,644,018
                                                     ===========   ===========
    Income taxes....................................$  6,802,500     6,600,000
                                                     ===========   ===========
---------------------------------
See accompanying Notes to
Condensed Consolidated Financial Statements.

                       MAGNA BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 1 - Basis of Presentation

The condensed consolidated statements have been prepared by Magna Bancorp, Inc. (the "Company") in accordance with the instructions to Form 10-Q without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and those related to adoption of new accounting principles) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1996 included in the Company's 1996 Annual Report to Stockholders, attached as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. The results of operations for the six-month period ended December 31, 1996 are not necessarily indicative of the operating results for the full fiscal year.

Note 2 - Allowance for Possible Loan Losses

The following table summarizes the activity in the allowance for possible loan losses for the six-month periods ended December 31, 1996 and 1995.

                                                     1996          1995
                                                    ------        ------
         Balance at June 30.................... $ 9,451,693     9,213,496
         Charge-offs...........................    (955,295)     (925,815)
         Recoveries............................     103,360        79,455
         Provision charged to operations.......   1,337,935       443,319
                                                 ----------    ----------
         Balance at December 31................ $ 9,937,693     8,810,455
                                                 ==========    ==========
         Percentage of net chargeoffs during
           the period to average loans
           outstanding(annualized).............        0.19%         0.20%
                                                 ==========    ==========

Note 3 -- Loans of Concern

At December 31, 1996, the Company had $20,001,041 of loans for which the accrual of interest has been ceased or reduced. Accruing loans delinquent 90 days or more and loans on which the terms have been modified by reducing interest rates and/or modifying payment terms under troubled debt restructurings totaled $15,449,456 and $427,353, respectively, at December 31, 1996.

Note 4 -- Special SAIF Deposit Insurance Assessment

The deposits of savings associations such as Magnolia Federal Bank are insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). In 1995, the FDIC recognized that the BIF was fully capitalized at its statutory reserve ratio and reduced the premium schedule for BIF insured banks to a rate as low as zero percent in 1996. The SAIF rates, however, were not adjusted because the SAIF had not yet attained its required reserve ratio. In order to eliminate the disparity between premiums paid by BIF and SAIF member institutions and any resulting competitive advantage of BIF-insured institutions over SAIF-insured institutions, federal legislation was enacted on September 30, 1996 providing for a one-time special assessment of 0.657% imposed on all SAIF deposits held as of March 31, 1995 in order to recapitalize the SAIF. The legislation also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. This one-time assessment resulted in a $5.9 million charge to the Company's pretax earnings for the six-month period ended December 31, 1996. The SAIF recapitalization plan also provides for a reduction in annual SAIF assessment rates in future periods that will result in an estimated annual benefit to the Company of $1.5 million before income taxes.

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

                     Independent Auditors' Review Report
                     -----------------------------------



The Board of Directors
Magna Bancorp, Inc.:

We have reviewed the condensed consolidated statement of financial condition of Magna Bancorp, Inc. and subsidiaries as of December 31, 1996, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended December 31, 1996 and 1995 and the related condensed consolidated statements of cash flows for the six-month periods ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Magna Bancorp, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 23, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of June 30,1996, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


Jackson, Mississippi                            /s/KPMG Peat Marwick LLP
                                               -------------------------
January 16, 1997                                KPMG PEAT MARWICK LLP



                          MAGNA BANCORP, INC.
                           AND SUBSIDIARIES
                          ------------------
              Consolidated Summary of Financial Information
              ---------------------------------------------
                              (UNAUDITED)

                                         At and For the      At and For the
                                       Three Months Ended   Six Months Ended
                                       ------------------  ------------------
                                       12-31-96  12-31-95  12-31-96  12-31-95
                                       --------  --------  --------  --------
                                    (Dollars in millions except per share data)
SELECTED CONSOLIDATED
  FINANCIAL CONDITION DATA
  ------------------------
  Total Assets......................  $ 1,342.0   1,204.8   1,342.0   1,204.8
  Loans Receivable, net (1).........      905.2     855.2     905.2     855.2
  Deposits..........................      901.4     913.7     901.4     913.7
  Stockholder's equity..............      130.3     123.7     130.3     123.7

SELECTED CONSOLIDATED
  OPERATIONS DATA
  ---------------
  Net interest income...............       16.6      16.2      32.8      32.3
  Provision for possible loan
   losses...........................        0.6       0.3       1.3       0.4
  Non-interest income...............        9.7       9.4      19.4      19.3
  Operating expenses, excluding
    special SAIF deposit
    insurance assessment............       16.7      16.8      33.7      33.3
  Special SAIF deposit insurance
    assessment (2)..................         --        --       5.9        --
  Net earnings......................        5.6       5.2       7.3      10.9

PER SHARE DATA
--------------
  Book value per share at end
    of period.......................        9.48      8.88      9.48      8.88
  Earnings per share................        0.40      0.37      0.53      0.77

OTHER DATA
----------
  Yield on average earning assets...        9.77%     9.96%     9.72%     9.92%
  Cost of funds.....................        4.67%     4.54%     4.66%     4.51%
  Net interest margin (3)...........        5.80%     6.10%     5.76%     6.09%
  Annualized return on average
    assets, excluding the effect
    of the special SAIF deposit
    insurance assessment (2)........        1.72%     1.74%     1.70%     1.83%
  Annualized return on average
    assets..........................        1.72%     1.74%     1.14%     1.83%
  Annualized return on average
    equity, excluding the effect
    of the special SAIF deposit
    insurance assessment (2)........       17.46%    17.21%    17.30%    18.40%
  Annualized return on average
    equity..........................       17.46%    17.21%    11.55%    18.40%
  Efficiency ratio (4)..............       57.58%    58.93%    58.98%    58.40%
  Stockholders' equity as a
    percentage of total assets......        9.71%    10.26%     9.71%    10.26%
  Non-performing assets as a
    percentage of total assets (5)..        2.47%     2.55%     2.47%     2.55%
  Dividend payout percentage........       37.50%    13.51%    56.60%    12.90%

-------------------------------
<F1> (1) Includes loans held for investment and loans held for sale.
<F2> (2) Legislation to recapitalize the Savings Association Insurance Fund
         ("SAIF") was enacted on September 30, 1996 and required SAIF-insured savings institutions to pay a one-time special assessment of approximately 0.657% of deposits.
<F3> (3) Net interest income divided by average interest-earning assets.
<F4> (4) Operating expense, excluding amortization of premium on purchased deposits and one-time special deposit insurance assessment, divided by operating income, excluding amortization of mortgage servicing rights, gain/loss on real estate owned and gain/loss on loans and securities.
<F5> (5) Non-performing assets, net of unearned discounts, deferred fees, undisbursed loan funds and specific reserves, consist of non-accruing loans, troubled debt restructurings and foreclosed real estate. Non-performing assets do not include accruing loans that are in a delinquent status.

                             MAGNA BANCORP, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion reviews the financial condition of Magna Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, including Magnolia Federal Bank for Savings (the "Bank"), as of December 31, 1996 and the results of their operations for the three-month and six-month periods then ended.

Financial Condition
-------------------

Total consolidated assets of the Company increased $33.3 million, or 2.5%, to $1.3 billion at December 31, 1996 from June 30, 1996. The expansion of the Company's loan production capabilities through its retail offices and broker/correspondent network and the long-term interest rate environment resulted in the continued growth of the Bank's loan portfolio. The combined mortgage-backed securities portfolios decreased a net $6.8 million, or 4.1%, to $159.3 million at December 31, 1996, from $166.1 million at June 30, 1996 as no new investments were made to replace repayments on these securities. Cash decreased $6.5 million during the six-month period ended December 31, 1996 to $74.8 million as excess liquidity was invested in the Company's loan portfolio.

Deposits decreased $21.0 million, or 2.3%, during the six-month period to $901.4 million at December 31, 1996. Custodial account balances related to escrow funds held for tax and insurance disbursements decreased $8.7 million during the six-month period primarily due to sizable property tax disbursements during the quarter ended December 31, 1996. Borrowings from the Federal Home Loan Bank of Dallas increased $40.1 million during the six-month period to provide liquidity for anticipated cash needs and replace the capacity lost from the deposit outflow. The balance of the Bank's portfolio of loans serviced for others increased during the period to $3.2 billion as in-house originations were supplemented by acquisitions of loan servicing from others.

Non-performing assets totaled $33.1 million, or 2.47% of assets, at December 31, 1996, compared to $33.0 million, or 2.52% of assets, at June 30, 1996 and included non-accruing loans of $20.0 million, troubled debt restructurings of $427,000 and foreclosed real estate of $12.7 million. Foreclosed real estate increased $2.4 million during the six-month period as a result of increased single-family foreclosures in the Company's market area. In order to obtain the highest sales prices and mitigate its losses, the Company makes any needed repairs before aggressively marketing these properties. Accruing loans delinquent 90 days or more totaled $15.4 million at December 31, 1996 compared to $19.5 million at June 30, 1996. The high level of delinquent accruing loans is primarily attributable to the purchases of high-rate 90-day delinquent FHA/VA insured/guaranteed loans from the Bank's GNMA mortgage loan servicing portfolio. The loans are purchased from GNMA pools to eliminate the cost of advancing funds on these relatively high-rate loans to the security holders as required by GNMA and result in no increase in risk to the Bank. The decrease in the accruing delinquent GNMA loans reflects the Company's current strategy of only repurchasing loans with high yields.

On a quarterly basis the Bank evaluates its loan and real estate portfolios, reviews its historical loss experience, considers current economic conditions, and determines the adequacy of the allowance for possible loan losses. The allowance for possible loan losses was $9.9 million at December 31, 1996, representing 30.0% of the Bank's non-performing assets and 1.09% of loans receivable at such date. Real estate loans, net, which accounted for 89.9% of the Company's loan portfolio, was allocated $8.1 million of the allowance for possible loan losses. Consumer loans of $92.7 million were allocated an allowance for possible loan losses of $1.8 million. The $852,000 in net charge-offs during the period resulted in an annualized net charge-off to average loans outstanding of 0.19% for the six-month period ended December 31, 1996.

Liquidity and Capital Resources
-------------------------------

The Bank is required by regulation to maintain minimum levels of liquid assets (cash and certain investment securities generally having remaining maturities of less than five years) to meet the funding demands of loan commitments, deposit withdrawals and other obligations. At December 31, 1996, the Bank's liquidity ratio (cash and eligible securities as a percentage of net withdrawable savings and borrowings due within one year) was 9.0%, exceeding the minimum requirement of 5.0%. The Bank had forward sales commitments of $15.0 million in mortgage-backed securities at December 31, 1996 and had designated $50.5 million of loans and $34.9 million in mortgage-backed securities to serve as the source for meeting such commitments. At December 31, 1996, the Bank had outstanding commitments to originate loans of $53.0 million.

At December 31, 1996, the Company's total stockholders' equity was $130.3 million or $9.48 per share of common stock, compared to $125.8 million at June 30, 1996, or $9.18 per share. The Bank's regulatory capital at December 31, 1996 exceeded the three current minimum requirements as follows:


                               Capital Summary
                               ---------------
                            (Dollars in thousands)

  Capital      Actual    % of    Requirement   % of     Excess     % of
Requirement    Amount   Assets     Amount     Assets    Amount    Assets
-----------    ------   ------   -----------  ------    ------    ------
Tangible    $ 106,035    8.0%    $ 20,000      1.5%   $ 86,035     6.5%
Core          106,035    8.0       40,001      3.0      66,034     5.0
Risk-based    114,872   16.1       56,999      8.0      57,873     8.1


Results of Operations
---------------------

The Company had consolidated net earnings of $7.3 million, or $0.53 per share, for the six-month period ended December 31, 1996, compared with net earnings of $10.9 million, or $0.77 per share, for the six-month period ended December 31, 1995. Annualized return on average assets and return on average equity were 1.14% and 11.55%, respectively, for the period, compared to 1.83% and 18.40% for the same period a year ago. In the period ended December 31, 1996, the Company recognized a $5.9 million pretax special one-time Savings Association Insurance Fund ("SAIF") deposit insurance assessment. Legislation to recapitalize the SAIF of the Federal Deposit Insurance Corporation ("FDIC") was enacted on September 30, 1996 and required SAIF-insured savings institutions, such as the Bank, to pay a one-time special assessment of 0.657% of deposits to recapitalize the insurance fund. Declines in future annual SAIF assessments of approximately $1.5 million will enhance future earnings and offset the negative impact on the current period's earnings. Before considering the special assessment, net earnings were $11.0 million, or $0.79 per share, and annualized return on average assets and return on average equity were 1.70% and 17.30%, respectively, for the six-month period. Net earnings for the three-month period ended December 31, 1996 were $5.6 million, or $0.40 per share, compared to $5.2 million, or $0.37 per share, for the same period in the prior year.

Net interest income increased $493,000, or 1.5%, to $32.8 million for the six-month period ended December 31, 1996, compared to $32.3 million for the six-month period ended December 31, 1995. Net interest margin for the six-month period ended December 31, 1996 declined to 5.76% from 6.09% for the same period a year ago. Interest income increased $2.7 million, or 5.2%, for the six-month period ended December 31, 1996, compared with the prior period as a result of an increase in average interest-earning asset balances. Interest expense increased $2.2 million reflecting an increase in short-term market interest rates as well as an increase in the average balance of non-deposit borrowings. The Bank's average cost of funds was 4.66% for the six-month period ended December 31, 1996, compared to 4.51% for the same period in the prior year.

Net interest income for the three-month period ended December 31, 1996 increased $393,000, or 2.4%, compared to the same period a year ago. Interest income increased $1.5 million, or 5.6%, in the three-month period ended December 31, 1996, compared to the three-month period ended December 31, 1995, reflecting the earnings impact of higher interest-earning balances offset somewhat by the decreased yield on those balances. Interest expense increased $1.1 million, or 10.5%, for the same period from the combined effect of an increase in interest-bearing liabilities and a higher average cost of funds rate resulting primarily from an increase in the average balance of non-deposit borrowings.

The provision for possible loan losses was $1.3 million for the six-month period ended December 31, 1996 and $605,000 for the three-month period then ended, compared to $443,000 and $311,000, respectively, in the same periods the prior year. Only minor provisions were made for the prior period ended December 31, 1995 due to the credit quality of the Company's loan portfolio and economic conditions in the Bank's market area at that time. Current provisions were required due to increases in the balance of the loan portfolio, the higher level of consumer loan delinquencies and charge-offs, and general economic conditions in the Bank's market area. The provision for possible loan losses is based on management's continued evaluation of the real estate loan and consumer loan portfolio and the potential impact of the local and national economies. It reflects management's on-going strategy to maintain the general loan loss allowance at an appropriate level designed to help insulate the Bank against potential future losses. Although management uses available information to recognize possible loan losses and to determine that the carrying value of real estate owned does not exceed its fair market value, future additions to the allowance or future writedowns to real estate owned may be necessary based on changes in economic or market conditions.

Non-interest income increased slightly to $19.4 million for the six-month period ended December 31, 1996, from $19.3 million for the same period a year ago. With the lower volume of loan refinancings in recent months, decreases in insurance commissions, appraisal fees and other sources of income related to loan closings were experienced in the 1996 period compared to the comparable 1995 period. Similarly, gains on the sale of loans and securities decreased $537,000 due to decreased sales activity of newly originated, aggressively-priced, secondary-market loans. Loan servicing income, which was reported net of amortization of purchased mortgage servicing rights of $1.7 million and originated servicing rights of $380,000, increased $193,000, compared to the same period in 1995. Service fees on deposits increased $1.5 million, compared to the same period a year ago due to an increase in the number of checking accounts to 157,000 at December 31, 1996 from 149,000 at December 31, 1995.

Fluctuations in long-term market interest rates during the six-month period impacted the market value of the increased loan and securities portfolios. The Company recorded an unrealized gain of $341,000 on trading securities and loans held for sale in the six-month period ended December 31, 1996 compared to a $161,000 unrealized gain recorded in the same period a year ago. The volume of asset sales also declined to $80.9 million in the 1996 period from $113.4 million in the 1995 period which, along with market fluctuations, contributed to a decline in net gains on sales of assets held for sale, available for sale or held for trading to $565,000 in the 1996 period from $1.1 million in the same period a year ago. Net losses on sales and operations of real estate owned increased $391,000, or 53.8%, primarily due to the increased number of properties in the process of being refurbished prior to being marketed for sale.

Similarly, non-interest income increased $269,000, or 2.9%, in the three-month period ended December 31, 1996 compared to the three-month period ended December 31, 1995. Increases in service fees on deposits and unrealized gains on assets held for sale or trading were offset by increased losses on sales and operations of real estate owned and decreases in other income and realized gains on sale of assets for the three-month period ended December 31, 1996.

General and administrative expenses increased $6.3 million, or 18.8%, to $39.6 million for the six-month period ended December 31, 1996, compared to $33.3 million for the same period in the prior year. However, excluding the $5.9 million expense related to the special SAIF deposit insurance assessment, general and administrative expenses increased only $358,000, or 1.1%, to $33.7 million from the same period a year ago. Compensation expense, the primary source of the increase in recurring expenses, increased $681,000, or 4.6%, from the six-month period ended December 31, 1995, primarily due to the higher cost of expanded employee benefits offered by the Bank to its employees.

The increase in rent and other occupancy costs of $243,000 include expenses of a recently renovated ten-story corporate office building. Marketing expenses primarily related to checking account promotions, decreased $816,000 from the six-month period ended December 31, 1995 as the Company focused on more targeted marketing campaigns. Data processing expense increased $128,000 compared to the prior year period primarily due to costs related to the outsourcing of the Company's mortgage loan data processing without benefit of full displacement of corresponding in-house data processing expenses. The three-month period ended December 31, 1996 reflected similar trends in advertising, rent and other occupancy expense and data processing compared to the same period in the prior year. Professional fees increased $240,000 in the period compared to the same period the prior year due to expenses of special consulting services recently utilized by the Company.

PART II.  OTHER INFORMATION

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

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MAGNA BANCORP, INC.
                                       ------------------------------
                                                Registrant





DATE: February 13, 1997              BY:/s/ LOU ANN POYNTER
      -----------------                 ------------------------------
                                        LOU ANN POYNTER, President




DATE: February 13, 1997              BY:/s/KAREN K. GRIFFIS
      -----------------                 ------------------------------
                                        KAREN K. GRIFFIS, Treasurer

                              INDEX TO EXHIBITS




      Exhibit Number
      --------------

            11                Statement re:  computation of per share
                                     earnings

            15                Letter re:  unaudited interim financial
                                     information

            27                Financial Data Schedule







                                   EXHIBIT 11
                               MAGNA BANCORP, INC.
                                AND SUBSIDIARIES
                        Computation of Per Share Earnings
                                   (UNAUDITED)



                                  For the Three             For the Six
                                  Months Ended              Months Ended
                              ---------------------     ---------------------
                              12-31-96     12-31-95     12-31-96     12-31-95
                              --------     --------     --------     --------
Weighted average number of
shares outstanding.......... 13,741,018   13,939,204   13,741,011   14,062,340

Common stock equivalents:

  Stock options.............    132,384      183,516      132,593      183,832
  Shares issuable under
     compensation plan......      7,948           --        5,371           --

Common stock repurchased....         --      (10,864)        (201)    (123,372)


Weighted average shares,
  primary and fully diluted. 13,881,350   14,111,856   13,878,774   14,122,800

Computation of net earnings
per share:

  Net earnings..............  5,590,451    5,203,467    7,341,426   10,918,724

  Earnings per share,
    primary and fully
    diluted.................       0.40         0.37         0.53         0.77



                                  EXHIBIT 15


Magna Bancorp, Inc.
Hattiesburg, Mississippi

Members of the Board:


Re:  December 31, 1996 Quarterly Report of Form 10-Q


With respect to the subject Quarterly Report, we acknowledge our awareness of the use therein of our report dated January 16, 1997 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act, such report is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.


                            Very truly yours,


                            /s/KPMG PEAT MARWICK LLP
                            ------------------------
                            KPMG Peat Marwick LLP


Jackson, Mississippi
February 7, 1997