Form 10-Q
period 1997-03-31
MAGNA BANCORP INC
filed 1997-05-14
CIK 868568

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                  FORM 10-Q

            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended          March 31, 1997
                                            ----------------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             Class              Outstanding
                          Common Stock        April 30, 1997
                         --------------      ----------------

                         Par Value $.01         13,754,266


     The index to exhibits is located on page 18.


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

                Condensed Consolidated Statements of Cash Flows..5

                Notes to Condensed Consolidated Financial
                   Statements...................................6-7

                Independent Auditors' Review Report..............8

             Consolidated Summary of Financial Information.......9

 Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.....................................10-15

PART II.     OTHER INFORMATION

             Other Information..................................16

             Exhibits and Reports on Form 8-K...................16

             Signatures.........................................17




                         MAGNA BANCORP, INC.
                          AND SUBSIDIARIES
                          ----------------
       Condensed Consolidated Statements of Financial Condition
       --------------------------------------------------------
                             (UNAUDITED)
                                             March 31, 1997  June 30,1996
                                             --------------  ------------
Assets
------
Loans receivable.......................    $   901,656,431    863,762,122
Mortgage-backed securities.............         11,028,875     12,727,245
Mortgage-backed securities available
  for sale.............................        124,045,662    118,872,676
Mortgage-backed securities held for
  trading..............................         42,744,724     34,486,798
Investment securities..................         58,645,174     67,485,783
Investment securities available for
  sale.................................         14,912,579      7,188,768
Investment securities held for
  trading..............................          2,551,500              -
Stock in Federal Home Loan Bank of
  Dallas...............................         15,398,318     12,027,000
Accrued interest receivable............         10,769,775     11,059,971
Cash...................................         99,625,048     81,294,510
Real estate owned......................         11,277,635     10,230,943
Premises and equipment, net............         44,837,341     43,160,425
Mortgage servicing rights, net.........          8,821,180      5,788,245
Premium on purchased deposits, net.....          4,331,418      6,778,400
Prepaid expenses and other assets......         32,484,495     33,794,935
                                             -------------  -------------
      Total assets.....................    $ 1,383,130,155  1,308,657,821
                                             =============  =============
Liabilities and Stockholders' Equity
------------------------------------

Liabilities:

  Deposits.............................    $   911,654,605    922,370,122
  Advances by borrowers for property
    taxes, insurance and other.........          8,380,589     11,219,490
  Borrowings from Federal Home Loan
    Bank of Dallas.....................        296,508,958    221,961,222
  Interest payable on deposits.........          3,716,487      5,320,261
  Accrued expenses and other
    liabilities........................         30,624,059     21,968,146
                                             -------------  -------------
      Total liabilities................      1,250,884,698  1,182,839,241
                                             -------------  -------------
Stockholders' equity:

  Serial preferred stock, $.01 par
    value; authorized 500,000 shares,
    none issued and outstanding........                  -              -
  Common stock, $.01 par value;
    authorized 14,500,000; issued and
    outstanding 13,754,266 shares and
    13,702,656 shares..................            137,543        137,027
  Additional paid-in capital...........         18,416,617     18,373,306
  Retained earnings, substantially
    restricted.........................        115,944,377    109,028,066
  Unrealized losses on securities
    available for sale, net............         (2,253,080)    (1,719,819)
                                             -------------  -------------
      Net stockholders' equity.........        132,245,457    125,818,580
                                             -------------  -------------
      Total liabilities and
        stockholders' equity...........    $ 1,383,130,155  1,308,657,821
                                             =============  =============

-----------------------------------
See accompanying Notes to Condensed
  Consolidated Financial Statements.



                              MAGNA BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------
                 Condensed Consolidated Statements of Earnings
                 ---------------------------------------------
                                 (UNAUDITED)
                                  Three Months Ended       Nine Months Ended
                                       March 31                March 31
                                ----------------------  ----------------------
                                   1997        1996        1997        1996
                                   ----        ----        ----        ----
Interest income:
  Loans........................$23,116,613  22,791,841  69,311,438  67,196,860
  Mortgage-backed securities...  3,222,373   1,682,103   9,060,561   4,912,798
  Investment securities........  1,280,966   1,527,069   4,086,474   4,703,987
  Interest-earning cash
    balances...................    111,282     117,096     254,249   1,635,738
  Other investments............    221,840     127,780     567,757     383,227
                                ----------  ----------  ----------  ----------
    Total interest income...... 27,953,074  26,245,889  83,280,479  78,832,610
                                ----------  ----------  ----------  ----------
Interest expense:
  Deposits.....................  7,696,597   7,872,541  23,465,825  23,333,773
  Borrowings from Federal Home
    Loan Bank of Dallas........  4,082,086   2,502,083  10,851,988   7,332,539
                                ----------  ----------  ----------  ----------
    Total interest expense..... 11,778,683  10,374,624  34,317,813  30,666,312
                                ----------  ----------  ----------  ----------
    Net interest income........ 16,174,391  15,871,265  48,962,666  48,166,298
Provision for possible loan
  losses.......................    996,165     595,464   2,334,100   1,038,783
                                ----------  ----------  ----------  ----------
    Net interest income after
      provision for possible
      loan losses.............. 15,178,226  15,275,801  46,628,566  47,127,515
                                ----------  ----------  ----------  ----------
Non-interest income:
  Loan servicing income, net...  2,856,870   3,086,102   9,326,339   9,362,891
  Service fees on deposits.....  4,453,926   4,064,228  13,932,401  12,062,255
  Other service fees and
    commissions................    464,668     545,472   1,431,670   1,255,177
  Unrealized holding gains
    (losses) on trading
    securities and loans held
    for sale, net..............    (36,583)   (825,042)    304,432    (664,334)
  Gains(losses)on sales of
    assets held for sale,
    available for sale or held
    for trading, net...........    166,915     (62,719)    732,161   1,039,445
  Losses on sales and operation
    of real estate owned, net..   (123,153)   (438,781) (1,240,706) (1,165,389)
  Insurance fees, commissions
    and premiums, net..........    649,603     633,948   2,054,679   2,096,372
  Appraisal fees, net..........    233,267     302,921     701,197     948,537
  Other income, net............    337,686     756,577   1,128,447   2,412,862
                                ----------  ----------  ----------  ----------
    Net non-interest income....  9,003,199   8,062,706  28,370,620  27,347,816
                                ----------  ----------  ----------  ----------
General and administrative expenses:

  Compensation, payroll taxes
    and fringe benefits........  7,416,633   7,959,035  22,859,223  22,720,957
  Rent and other occupancy
    expense....................  1,367,990   1,354,105   4,691,332   4,434,713
  Equipment and fixtures
    expense....................  1,219,162   1,121,259   3,426,946   3,336,146
  Communication, postage,
    printing and office
    supplies...................  1,518,274   1,521,900   5,069,117   4,813,653
  Deposit and other insurance
    premiums...................    148,120     631,264   1,441,737   1,919,407
  Special SAIF deposit insurance
    assessment.................          -           -   5,917,174           -
  Advertising..................    278,842     338,585   1,039,132   1,914,710
  Expenses of officers, directors
    and employees, including
    directors' fees............    394,568     381,201   1,233,755   1,176,400
  Data processing expense......    754,641     906,365   2,254,268   2,277,668
  Amortization of premium on
    purchased deposits.........    688,671     896,546   2,260,957   2,890,736
  Professional fees............    697,198     832,502   2,339,339   2,239,392
  Mortgage servicing costs.....    505,922     440,656   1,510,069   1,556,616
  Other expenses...............    233,099     474,352     797,056     919,469
                                ----------  ----------  ----------  ----------
    Total general and
      administrative expenses.. 15,223,120  16,857,770  54,840,105  50,199,867
                                ----------  ----------  ----------  ----------
    Earnings before income
      taxes....................  8,958,305   6,480,737  20,159,081  24,275,464
Income tax expense.............  3,438,944   1,736,001   7,298,078   8,612,004
                                ----------  ----------  ----------  ----------
    Net earnings...............$ 5,519,361   4,744,736  12,861,003  15,663,460
                                ==========  ==========  ==========  ==========
Earnings per common share......$      0.40        0.34        0.93        1.11
                                ==========  ==========  ==========  ==========
Weighted average number of
common shares outstanding...... 13,883,586  14,101,530  13,880,355  14,115,762
_____________________
See accompanying Notes to Condensed Consolidated
Financial Statements.


                               MAGNA BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------
                   Condensed Consolidated Statements of Cash Flows
                   -----------------------------------------------
                                   (UNAUDITED)
                                                          Nine Months Ended
                                                               March 31
                                                     -------------------------
                                                         1997          1996
Cash flows from operating activities:
  Net earnings......................................$ 12,861,003    15,663,460
  Adjustments to reconcile net earnings to net
      cash used by operating activities:
    Provision for possible loan losses..............   2,334,100     1,038,783
    Depreciation and amortization...................   6,865,188     7,058,723
    Amortization of premium on purchased deposits...   2,260,957     2,890,736
    Decrease (increase) in prepaid expenses and
      other assets..................................   1,688,196   (11,075,704)
    Increase (decrease) in interest payable and
      other liabilities.............................   7,052,139   (10,059,659)
    Gains on sales of real estate owned, net........  (1,981,085)     (410,790)
    Unrealized holding losses (gains) on
      trading securities and loans held for sale....    (304,432)      664,334
    Gains on sales of assets held for sale,
      available for sale, or held for trading, net..    (732,161)   (1,039,445)
    Gains on sales of premises and equipment, net...    (115,707)         (816)
    Accretion of deferred fees, discounts and
      premiums, net.................................  (4,044,922)   (4,343,102)
    Other, net......................................     531,692      (140,469)
  Proceeds from sales of assets held for sale or
    held for trading................................ 114,112,929   145,474,792
  Principal payments on mortgage-backed
    securities held for trading.....................   2,567,539     1,242,982
  Purchases of mortgage-backed securities held
    for trading.....................................  (2,042,145)   (3,198,603)
  Origination of loans held for sale................(164,684,277) (189,942,019)
                                                     -----------   -----------
        Net cash used by operating activities....... (23,630,986)  (46,176,797)
                                                     -----------   -----------
Cash flows from investing activities:
  Net change in loans held for investment...........  (6,602,254)  (57,412,956)
  Purchases of loans................................  (9,605,965)  (30,365,936)
  Proceeds from sales of mortgage-backed
    securities available for sale...................           -     2,155,965
  Proceeds from maturities of investment
    securities......................................   9,276,500     9,050,000
  Principal payments on investment securities
    and mortgage-backed securities..................  12,468,529     7,716,810
  Purchases of investment securities and
    mortgage-backed securities available for sale...  (8,222,409)  (20,788,875)
  Purchases of investment securities and
    mortgage-backed securities held to maturity.....           -    (1,116,235)
  Proceeds from sales of real estate owned..........   3,478,240     3,512,161
  Purchases of mortgage servicing rights............  (5,287,479)            -
  Purchases of stock in Federal Home Loan Bank
    of Dallas ......................................  (3,371,318)   (2,146,800)
  Proceeds from sales of premises and equipment.....     521,922        55,944
  Additions to premises and equipment...............  (5,547,737)   (7,431,557)
                                                     -----------   -----------
        Net cash used by investing activities....... (12,891,971)  (96,771,479)
                                                     -----------   -----------
Cash flows from financing activities:
  Net increase(decrease) in deposits................ (10,715,517)   34,629,391
  Net increase in borrowings from
    Federal Home Loan Bank of Dallas................  74,547,736    92,890,217
  Issuance of common stock..........................      45,816         6,460
  Repurchase of common stock........................      (2,181)   (1,829,197)
  Cash dividends paid...............................  (6,183,458)   (2,437,759)
  Increase(decrease) in advance payments by
    borrowers for property taxes, insurance
    and other.......................................  (2,838,901)    3,138,005
                                                     -----------   -----------
        Net cash provided by financing activities...  54,853,495   126,397,117
                                                     -----------   -----------
        Net increase(decrease) in cash..............  18,330,538   (16,551,159)


Cash at beginning of period.........................  81,294,510    85,391,455
                                                     -----------   -----------
Cash at end of period...............................$ 99,625,048    68,840,296
                                                     ===========   ===========
Supplemental disclosure of cash flow information:

  Cash paid during the period for:
    Interest on deposits and borrowings from
    Federal Home Loan Bank of Dallas................$ 35,631,952    31,256,866
                                                     ===========   ===========
    Income taxes....................................$ 10,202,500    10,391,200
                                                     ===========   ===========
---------------------------------
See accompanying Notes to
Condensed Consolidated Financial Statements.

                       MAGNA BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 1 - Basis of Presentation

The condensed consolidated financial statements have been prepared by Magna Bancorp, Inc. (the "Company") in accordance with the instructions to Form 10-Q without audit. In the opinion of management, all adjustments (which include normal recurring adjustments and those related to adoption of new accounting principles) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended June 30, 1996 included in the Company's Annual Report to Stockholders, attached as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. The results of operations for the nine-month period ended March 31, 1997 are not necessarily indicative of the operating results for the full fiscal year.

Note 2 - Allowance for Possible Loan Losses

The following table summarizes the activity in the allowance for possible loan losses for the nine-month periods ended March 31, 1997 and 1996.

                                                     1997          1996
                                                   --------      --------
         Balance at beginning of fiscal year... $ 9,451,693     9,213,496
         Charge-offs...........................  (1,795,005)   (1,214,461)
         Recoveries............................     189,905       113,875
         Provision charged to operations.......   2,334,100     1,038,783
                                                 ----------    ----------
         Balance at March 31................... $10,180,693     9,151,693
                                                 ==========    ==========
         Percentage of net charge-offs during
           the period to average loans
           outstanding(annualized).............        0.24%         0.17%
                                                 ==========    ==========

Note 3 - Loans of Concern

At March 31, 1997, the Company had $20,812,280 of loans for which the accrual of interest has been ceased or reduced. Accruing loans delinquent 90 days or more and loans on which the terms have been modified by reducing interest rates and/or modifying payment terms under troubled debt restructurings totaled $12,571,389 and $333,059, respectively, at March 31, 1997.

Note 4 - Special SAIF Deposit Insurance Assessment

The deposits of savings associations such as Magnolia Federal Bank are insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). In 1995, the FDIC recognized that the BIF was fully capitalized at its statutory reserve ratio and reduced the premium schedule for BIF insured banks to a rate as low as zero percent in 1996. The SAIF rates, however, were not adjusted because the SAIF had not yet attained its required reserve ratio. In order to eliminate the disparity between premiums paid by BIF and SAIF member institutions and any resulting competitive advantage of BIF-insured institutions over SAIF-insured institutions, federal legislation was enacted on September 30, 1996 providing for a one-time special assessment of 0.657% imposed on all SAIF deposits held as of March 31, 1995 in order to recapitalize the SAIF. The legislation also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. This one-time assessment resulted in a $5.9 million charge to the Company's pretax earnings for the nine-month period ended March 31, 1997. The SAIF recapitalization plan also provides for a reduction in annual SAIF assessment rates in future periods that will result in an estimated annual benefit to the Company of $1.5 million before income taxes.

Note 5 - Stock Dividends

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

                     Independent Auditors' Review Report
                     -----------------------------------



The Board of Directors
Magna Bancorp, Inc.:

We have reviewed the condensed consolidated statement of financial condition of Magna Bancorp, Inc. and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended March 31, 1997 and 1996 and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


Jackson, Mississippi                              KPMG Peat Marwick LLP

April 17, 1997



                          MAGNA BANCORP, INC.
                           AND SUBSIDIARIES
                          -------------------
              Consolidated Summary of Financial Information
              ---------------------------------------------
                              (UNAUDITED)

                                    At and For the Three   At and For the Nine
                                   Months Ended March 31  Months Ended March 31
                                   ---------------------  ---------------------
                                       1997      1996        1997      1996
                                     --------  --------    --------  --------
                                    (Dollars in millions except per share data)
SELECTED CONSOLIDATED
  FINANCIAL CONDITION DATA
  ------------------------
  Total assets.....................  $ 1,383.1   1,290.8   1,383.1   1,290.8

  Loans receivable, net (1)........      901.7     896.7     901.7     896.7
  Deposits.........................      911.7     952.3     911.7     952.3
  Stockholders' equity.............      132.2     126.1     132.2     126.1

SELECTED CONSOLIDATED
  OPERATIONS DATA
  ---------------
  Net interest income..............       16.2      15.9      49.0      48.2
  Provision for possible loan
   losses..........................        1.0       0.6       2.3       1.0
  Non-interest income..............        9.0       8.1      28.4      27.3
  Operating expenses, excluding
   special SAIF deposit
   insurance assessment............       15.2      16.9      48.9      50.2
  Special SAIF deposit insurance
   assessment (2)..................          -         -       5.9         -
  Net earnings.....................        5.5       4.7      12.9      15.7

PER SHARE DATA
--------------
  Book value per share at end
   of period.......................        9.61      9.06      9.61      9.06
  Earnings per share...............        0.40      0.34      0.93      1.11

OTHER DATA
----------
  Yield on average interest-earning
   assets..........................        9.52%     9.84%     9.65%     9.89%
  Cost of funds....................        4.58%     4.52%     4.63%     4.52%
  Net interest margin (3)..........        5.51%     5.95%     5.67%     6.04%
  Annualized return on average
   assets, excluding the effect
   of the special SAIF deposit
   insurance assessment (2)........        1.63%     1.55%     1.68%     1.74%
  Annualized return on average
   assets..........................        1.63%     1.55%     1.31%     1.74%
  Annualized return on average
   equity, excluding the effect
   of the special SAIF deposit
   insurance assessment (2)........       16.85%    15.20%    17.15%    17.31%
  Annualized return on average
   equity..........................       16.85%    15.20%    13.36%    17.31%
  Efficiency ratio (4).............       54.91%    60.53%    57.65%    59.10%
  Stockholders' equity as a
   percentage of total assets......        9.56%     9.77%     9.56%     9.77%
  Non-performing assets as a
   percentage of total assets (5)..        2.34%     2.56%     2.34%     2.56%
  Dividend payout percentage.......       37.50%    14.93%    48.39%    13.51%

-------------------------------
<F1> (1) Includes loans held for investment and loans held for sale.
<F2> (2) Legislation to recapitalize the Savings Association Insurance Fund
         ("SAIF") was enacted on September 30, 1996 and required SAIF-insured savings institutions to pay a one-time special assessment of approximately 0.657% of deposits.
<F3> (3) Net interest income divided by average interest-earning assets.
<F4> (4) Operating expenses, excluding amortization of premium on purchased deposits and one-time, special deposit insurance assessment, divided by operating income, excluding amortization of mortgage servicing rights, gain/loss on real estate owned and gain/loss on loans and securities.
<F5> (5) Non-performing assets, net of unearned discounts, deferred fees, undisbursed loan funds and specific reserves, consist of non-accruing loans, troubled debt restructurings and foreclosed real estate. Non-performing assets do not include accruing loans that are in a delinquent status.


                              MAGNA BANCORP, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion reviews the financial condition of Magna Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, including Magnolia Federal Bank for Savings (the "Bank"), as of March 31, 1997 and the results of operations for the three- and nine-month periods then ended.


Forward-Looking Statements
--------------------------

When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


Financial Condition
-------------------

Total consolidated assets of the Company increased $74.5 million, or 5.7%, to $1.4 billion at March 31, 1997, compared to $1.3 billion at June 30, 1996.
This increase was primarily due to an increase in the amount of loans receivable of $37.9 million, or 4.4%, to $901.7 million at March 31, 1997 from $863.8 million at June 30, 1996. The expansion of the Company's loan production capabilities through its retail offices and broker/correspondent network and the favorable long-term interest rate environment resulted in the continued growth of the Bank's loan portfolio. The combined mortgage-backed securities portfolios increased a net $11.7 million, or 7.1%, to $177.8 million at March 31, 1997 from $166.1 million at June 30, 1996 as a large volume of newly originated, fixed-rate, 15-year loans were packaged and transferred to the mortgage-backed securities portfolio during the current quarter. Cash also increased $18.3 million during the nine-month period ended March 31, 1997 to $99.6 million in order to maintain minimum regulatory levels of liquid assets in anticipation of short-term liquidity needs.

Deposits decreased $10.7 million, or 1.2%, during the nine-month period to $911.7 million at March 31, 1997. This decrease is primarily attributable to the Company's sale of $5.8 million of deposits related to a branch outside the Bank's primary market area. Advances and other short-term borrowings from the Federal Home Loan Bank of Dallas increased $74.5 million during the nine-month period to provide liquidity for anticipated cash needs and funding for the Company's increased loan and mortgage-backed securities portfolios. The balance of the Bank's portfolio of loans serviced for others increased slightly during the period to $3.2 billion, as in-house originations were supplemented by acquisitions of loan servicing from others.

Non-performing assets totaled $32.4 million, or 2.34% of assets, at March 31, 1997, compared to $33.0 million, or 2.52% of assets, at June 30, 1996 and included non-accruing loans of $20.8 million, troubled debt restructurings of $333,000, and foreclosed real estate of $11.3 million. Foreclosed real estate increased $1.0 million during the nine-month period as a result of increased single-family foreclosures in the Company's market area. In order to obtain the highest sales prices and mitigate its losses, the Company makes any needed repairs before aggressively marketing these properties. Accruing loans delinquent 90 days or more decreased to $12.6 million at March 31, 1997, compared to $19.5 million at June 30, 1996, primarily as a result of the Company reducing the number of 90-day delinquent FHA/VA insured/guaranteed loans purchased from the Bank's GNMA mortgage loan servicing portfolio. Accruing delinquent loans of $11.6 million were purchased from GNMA pools to eliminate the cost of advancing funds on these relatively high-rate loans to the security holders as required by GNMA and result in no increase in risk to the Bank.

On a quarterly basis, the Bank evaluates its loan and real estate portfolios, reviews its historical loss experience, considers current economic conditions, and determines the adequacy of the allowance for possible loan losses. The allowance for possible loan losses was $10.2 million at March 31, 1997, representing 31.4% of the Bank's non-performing assets and 1.12% of loans receivable at such date. Real estate loans, net, which accounted for 90.0% of the Company's loan portfolio, were allocated $8.5 million of the allowance for possible loan losses. Consumer loans of $91.2 million were allocated an allowance for possible loan losses of $1.7 million. The $1.6 million in net charge-offs during the period resulted in an annualized net charge-off to average loans outstanding of 0.24% for the nine-month period ended March 31, 1997.


Liquidity and Capital Resources
-------------------------------

The Bank is required by regulations to maintain minimum levels of liquid assets (cash and certain investment securities generally having remaining maturities of less than five years) to meet the funding demands of loan commitments, deposit withdrawals and other obligations. At March 31, 1997, the Bank's liquidity ratio (cash and eligible securities as a percentage of net withdrawable savings and borrowings due within one year) was 9.4%, exceeding the minimum requirement of 5.0%. The Bank had forward sales commitments of $15.3 million in mortgage-backed securities at March 31, 1997 and had designated $17.3 million of loans and $42.7 million in mortgage-backed securities to serve as the source for meeting such commitments. At March 31, 1997, the Bank had outstanding commitments to originate loans of $43.6 million.

At March 31, 1997, the Company's total stockholders' equity was $132.2 million or $9.61 per share of common stock, compared to $125.8 million at June 30, 1996, or $9.18 per share. The Bank's regulatory capital at March 31, 1997 exceeds the three current minimum requirements of the Office of Thrift Supervision as follows:



                               Capital Summary
                               ---------------
                            (Dollars in thousands)

  Capital      Actual    % of    Requirement   % of     Excess     % of
Requirement    Amount   Assets     Amount     Assets    Amount    Assets
-----------    ------   ------   -----------  ------    ------    ------
Tangible    $ 109,658	 8.02%	  $ 20,511     1.50%  $ 89,147	   6.52%
Core	      109,658	 8.02%	    41,022     3.00%    68,636     5.02%
Risk-based    118,608	16.45%      57,693     8.00%    60,915     8.45%



Results of Operations
---------------------

The Company had consolidated net earnings of $12.9 million, or $0.93 per share, for the nine-month period ended March 31, 1997, compared to net earnings of $15.7 million, or $1.11 per share, for the nine-month period ended March 31,

1996. In the period ended March 31, 1997, the Company recognized a $5.9 million special pretax Savings Association Insurance Fund ("SAIF") deposit insurance assessment. Legislation to recapitalize the SAIF of the Federal Deposit Insurance Corporation ("FDIC") was enacted on September 30, 1996 and required SAIF-insured savings institutions, such as the Bank, to pay a one-time, special assessment of 0.657% of deposits held as of March 31, 1995 to recapitalize the insurance fund. Declines in future annual SAIF assessments of approximately $1.5 million will enhance future earnings and offset the negative impact on the current period's earnings. Before considering the special assessment, net earnings were $16.5 million, or $1.19 per share, and annualized return on average assets and return on average equity were 1.68% and 17.15%, respectively, for the current nine-month period. Net earnings for the three-month period ended March 31, 1997 were $5.5 million, or $0.40 per share, compared to $4.7 million, or $0.34 per share, for the same period in the prior year.

Net interest income increased $796,000, or 1.7%, to $49.0 million for the nine-month period ended March 31, 1997, compared to $48.2 million for the nine-month period ended March 31, 1996. Net interest margin for the nine-month period ended March 31, 1997 declined to 5.67% from 6.04% for the same period a year ago. Interest income increased $4.4 million, or 5.6%, for the nine-month period ended March 31, 1997, compared to the prior period as a result of increases in average interest-earning asset balances. Interest expense increased $3.7 million, reflecting increases in the average balances of non-deposit borrowings. The Bank's average cost of funds was 4.63% for the nine-month period ended March 31, 1997, compared to 4.52% for the same period in the prior year.

Net interest income for the three-month period ended March 31, 1997 increased $303,000, or 1.9%, compared to the same period a year ago. Interest income increased $1.7 million, or 6.5%, for the three-month period ended March 31, 1997, compared to the three-month period ended March 31, 1996 due to increased interest-earning balances. However, interest expense increased $1.4 million, or 13.5%, for the same period primarily due to the increased dependence on non-deposit borrowings.

The provision for possible loan losses was $2.3 million for the nine-month period ended March 31, 1997 and $1.0 million for the three-month period then ended, compared to $1.0 million and $600,000, respectively, for the same periods during the prior year. Only minor provisions were made for the periods ended March 31, 1996 due to the credit quality of the Company's loan portfolio and economic conditions in the Bank's market area at that time. Current provisions were required due to the increase in the Company's loan portfolio and the higher level of consumer loan delinquencies and charge-offs. The provision for possible loan losses is based on management's continued evaluation of the real estate and consumer loan portfolios and the potential impact of the local and national economies. It reflects management's on-going strategy to maintain the general loan loss allowance at an appropriate level designed to help insulate the Bank against potential future losses. Although management uses available information to recognize possible loan losses and to determine that the carrying value of real estate owned does not exceed its fair market value, future additions to the allowance or future writedowns to real estate owned may be necessary based on changes in economic or market conditions.

Non-interest income increased to $28.4 million for the nine-month period ended March 31, 1997 from $27.3 million for the same period a year ago. Service fees on deposits increased $1.9 million during the nine-month period ended March 31, 1997, compared to the same period a year earlier due to an increase in the number of checking accounts to 160,000 at March 31, 1997 from 154,000 at March 31, 1996. Due to fluctuations in long-term market interest rates during the period, the Company recorded an unrealized gain of $304,000 on trading securities and loans held for sale compared to a $664,000 unrealized loss recorded for the same period a year ago. Net losses on sales and operations of real estate owned ("REO") increased slightly for the nine-month period ended March 31, 1997 to $1.2 million, compared to the same period ended March 31, 1996. Year-to-date expenses on REO increased mainly because of the increased number of recently foreclosed assets in process of being repaired before being made available for sale. Appraisal fees and other net loan fee income decreased, compared to the prior year period, primarily due to a decreased volume of loan originations in the current period. Loan servicing income, which was reported net of $2.8 million in amortization of purchased mortgage servicing rights and $600,000 in amortization of originated servicing rights was unchanged, compared to the same period in 1996.

Non-interest income increased $940,000, or 11.7%, for the three-month period ended March 31, 1997, compared to the three-month period ended March 31, 1996, principally due to significant reductions in net unrealized losses on assets held for sale or trading to $37,000 in the current quarter, compared to $825,000 in the prior year quarter. Net losses on sales and operations of real estate owned were $123,000 in the current three-month period, compared to $439,000 in the prior year period, reflecting increased sales of foreclosed properties at higher prices relative to the carrying value of such properties. Increases in realized gains on sale of assets held for sale or trading and service fees on deposits were offset by decreased loan servicing income, appraisal fees, and other income.

General and administrative expenses increased $4.6 million, or 9.2%, to $54.8 million for the nine-month period ended March 31, 1997, compared to $50.2 million for the same period in the prior year. Excluding the $5.9 million expense related to the special SAIF deposit insurance assessment, general and administrative expenses decreased $1.3 million, or 2.5%, to $48.9 million from the same period a year ago. Marketing expenses primarily related to checking account promotions, decreased $876,000 from the nine-month period ended March 31, 1996 as the Company focused on more targeted marketing campaigns. The increase in rent and other occupancy costs of $257,000 includes expenses of a recently renovated ten-story corporate office building. The three-month period ended March 31, 1997 reflected a decrease in compensation cost to $7.4 million, compared to $8.0 million in the 1996 quarter due to a reduction in the number of employees and the number of overtime hours worked.

Income tax expense for the three- and nine-month periods ended March 31, 1997 reflected higher effective tax rates than the rates for the same periods of the prior year. Taxes in the prior year included the reversal of expected income tax due as a result of the Company's settlement of pending tax issues associated with return filings of prior years.

PART II.  OTHER INFORMATION

        Item 5.	   Other Information

              As previously announced, on May 8, 1997, the Company entered into a definitive agreement to be acquired by Union Planters Corp. ("Union Planters"). Under the terms of the definitive agreement, holders of the Company's common stock will receive approximately
              0.5165 shares of the common stock of Union Planters for each share of the Company's common stock held.

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



                                            MAGNA BANCORP, INC.
                                       ------------------------------
                                                Registrant





DATE:     May 12, 1997                 BY:/s/ LOU ANN POYNTER
      --------------------             ------------------------------
                                       LOU ANN POYNTER, President




DATE:     May 12, 1997                 BY:/s/KAREN K. GRIFFIS
      --------------------             ------------------------------
                                       KAREN K. GRIFFIS, Treasurer

                              INDEX TO EXHIBITS




      Exhibit Number
      --------------

            11                Statement re:  computation of per share
                                     earnings

            15                Letter re:  unaudited interim financial
                                     information

            27                Financial Data Schedule







                                   EXHIBIT 11

                               MAGNA BANCORP, INC.
                                AND SUBSIDIARIES
                              ---------------------
                        Computation of Per Share Earnings
                        ---------------------------------
                                   (UNAUDITED)



                              For the Three Months       For the Nine Months
                                 Ended March 31             Ended March 31
                             ----------------------     ---------------------
                                1997         1996         1997         1996
                              --------     --------     --------     --------
Weighted average number of
 shares outstanding......... 13,747,789   13,919,050   13,743,303   14,062,628

Common stock equivalents

 Stock Options..............    125,613      182,880      130,300      183,516
 Shares issuable under
   compensation plan........     10,184            -        6,953            -

Common stock repurchased....          -         (400)        (201)    (130,382)
                             ----------   ----------   ----------   ----------

Weighted average shares,
 primary and fully
 diluted.................... 13,883,586   14,101,530   13,880,355   14,115,762
                             ==========   ==========   ==========   ==========
Computation of net earnings
per share:

 Net earnings...............$ 5,519,361    4,744,736   12,861,003   15,663,460
                             ==========   ==========   ==========   ==========
 Earnings per share,
   primary and fully
   diluted..................$      0.40         0.34         0.93         1.11
                             ==========   ==========   ==========   ==========



                                  EXHIBIT 15


Magna Bancorp, Inc.
Hattiesburg, Mississippi

Members of the Board:


Re:  March 31, 1997 Quarterly Report of Form 10-Q


With respect to the subject Quarterly Report, we acknowledge our awareness of the use therein of our report dated April 17, 1997 related to our review of interim financial information.

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


Jackson, Mississippi
May 13, 1997