Form 10-K
period 1997-06-30
MAGNA BANCORP INC
filed 1997-09-26
CIK 868568

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   FOR THE TRANSITION PERIOD FROM ______________________ TO __________________
     COMMISSION FILE NUMBER 0-18918

                               MAGNA BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     64-0793093
-----------------------------------                    -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

100 WEST FRONT STREET, HATTIESBURG, MISSISSIPPI                    39401
------------------------------------------------------ -------------------------
   (Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code: (601) 545-4700
                                                   ----------------

          Securities Registered Pursuant to Section 12 (b) of the Act:

                                      None

          Securities Registered Pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X . NO .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low prices of such stock on the Nasdaq Stock Market as of August 29, 1997, was $243.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of August 29, 1997, there were issued and outstanding 13,754,266 shares of the Registrant's Common Stock.
================================================================================

                              MAGNA BANCORP, INC..

                                      INDEX

                                                                                      Page
                                                                                     Numbers

PART I

Item 1.  Business  ................................................................    3
Item 2.  Properties  ..............................................................   47
Item 3.  Legal Proceedings  .......................................................   53
Item 4.  Submission of Matters to a Vote of Security Holders  .....................   53


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters  ...   54
Item 6.  Selected Financial Data  .................................................   55
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations  .........................................................   57
Item 8.  Financial Statements and Supplementary Data  .............................   82
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure  ..................................................  129


PART III

Item 10. Directors and Executive Officers of the Registrant  ......................  130
Item 11. Executive Compensation  ..................................................  133
Item 12. Security Ownership of Certain Beneficial Owners and Management  ..........  137
Item 13. Certain Relationships and Related Transactions  ..........................  138


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K  .........  139






                                     PART I

ITEM 1. BUSINESS


GENERAL

Magna  Bancorp,  Inc.  (the  "Company")  is a  Delaware  corporation  formed  in
September  1990 for the purpose of becoming  the  holding  company for  Magnolia
Federal Bank for Savings ("Magnolia Federal" or the "Bank"). Magnolia Federal is a federally chartered savings bank headquartered in Hattiesburg, Mississippi.
The Bank's  deposits  are  insured up to the  applicable  limits by the  Federal
Deposit Insurance Corporation (the "FDIC"). At June 30, 1997 the Company had total consolidated assets of $1.4 billion, deposits of $915.4 million, and stockholders' equity of $138.4 million (10.2% of total assets). References herein to the Company refer to the Company and its subsidiaries on a consolidated basis.

Magnolia Federal, the primary asset of the Company, is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The principal business of the Bank consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans (and, to a lesser extent, multi-family, commercial real estate and consumer loans) in the Bank's market area. The Bank originates a limited number of residential construction loans, but only with the intention of providing permanent financing upon completion of the construction. The Bank has also made a limited number of land acquisition and development loans. The Bank's one- to four-family loans are primarily secured by low- and moderately-priced homes in Mississippi and Alabama. The loans originated by the Company for its portfolio generally do not conform to secondary market standards and typically have a higher risk of default than conforming loans. See "--Non-Performing Assets of the Company."

The Bank's  revenues are derived  principally  from interest on mortgage  loans, interest and dividends on investment and other securities,  income from checking account service charges,  and loan ancillary and servicing fee income.  The Bank does not  originate  loans to fund  leveraged  buyouts,  has no loans to foreign
corporations  or  governments,   has  no  investments  in  non-investment  grade
corporate  debt  securities  (i.e.,   "junk  bonds")  or  high-risk   derivative
securities  and is not engaged in land  development or  construction  activities through joint ventures.


Forward-Looking Statements

When  used in this  Form  10-K and in future  filings  by the  Company  with the
Securities and Exchange  Commission (the "SEC"), in the Company's press releases or other public or shareholder communications,  and in oral statements made with the approval of an  authorized  executive  officer,  the words or phrases  "will
likely   result,"  "are  expected  to,"  "will   continue,"  "is   anticipated,"
"estimate,"   "project"  or  similar   expressions   are  intended  to  identify
"forward-looking  statements"  within  the  meaning  of the  Private  Securities
Litigation  Reform Act of 1995. Such statements are subject to certain risks and uncertainties,  including, among other things, changes in economic conditions in
the  Company's  market  area,  changes  in  policies  by  regulatory   agencies,
fluctuations  in interest rates,  demand for loans in the Company's  market area and  competition,  that could cause  actual  results to differ  materially  from historical earnings and those presently anticipated or projected. The



Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Pending Merger

On May 8, 1997, the Company and Union Planters Corporation ("UPC"), entered into an Agreement and Plan of Reorganization ("Merger Agreement"), pursuant to which UPC Merger Subsidiary, Inc., a corporation organized and existing under the laws of the State of Delaware and a wholly owned subsidiary of UPC, will be merged with and into the Company. The Company will survive the merger as a wholly owned subsidiary of UPC.

In accordance with the terms of the Merger Agreement, each share of the Company's common stock, par value $.01 per share, outstanding immediately prior to the effective time of the merger will be converted into the right to receive
 .5165 shares of common stock, par value $5.00 per share, of UPC. The merger is intended to constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and to be accounted for as a pooling-of-interests.

A special meeting of the Company's shareholders was held August 20, 1997, at which time the merger received shareholder approval. Consummation of the merger is subject to various conditions, including approval by regulatory authorities, and is expected to close on November 1, 1997.


MARKET AREA OF THE COMPANY

Based on total assets at June 30, 1997,  Magnolia  Federal is the largest thrift
institution   operating  in  Alabama  and  Mississippi  and  the  fifth  largest depository institution headquartered in the state of Mississippi.  The executive offices of the Company are located in the city of  Hattiesburg,  in southeastern
Mississippi.  Through its network of retail banking offices,  the Company serves
24 counties  in  Mississippi,  which  include the  communities  of  Hattiesburg,
Jackson, Gulfport, Biloxi, Grenada, Waynesboro,  Vicksburg, Natchez, Pascagoula,
Greenville,  McComb, Picayune,  Greenwood and other communities,  as well as the
Mobile  metropolitan  area in  Alabama.  The  Company  also  offers  residential
mortgage  loans  from  loan   origination   offices  located  in  Orange  Grove,
Hattiesburg  and Bay St.  Louis,  Mississippi,  and Daphne,  Alabama.  In recent years, the Company has been  establishing  correspondent  loan arrangements with other banks and loan brokers to originate loans  throughout the Southeast United
States.





The Company has expanded its market area through a series of mergers and branch and deposit acquisitions. These acquisitions and the related market areas are set forth below.


Acquisition or
 Merger Date                      Mississippi Institution                         Market
--------------                    -----------------------                         ------
     1972            First Federal Savings and Loan Association of          Picayune
                     Picayune
     1975            Stone County Savings and Loan Association              Wiggins
     1975            Magnolia Federal Savings and Loan Association          Jackson metro area
     1981            Coast Federal Savings and Loan Association             Gulf Coast metro area
     1982            Washington Federal Savings and Loan                    Greenville/Leland
     1982            Southwest Savings and Loan Association                 Natchez/Brookhaven
     1982            First Federal Savings and Loan Association of          Canton/Carthage/Ridgeland
                     Canton
     1982            First Federal Savings and Loan Association of          Grenada
                     Grenada
     1983            Pascagoula Building and Loan Association               Gulf Coast metro area
     1987            First Southern Savings and Loan of Jackson County      Gulf Coast metro area
     1987            Eastover Bank branch purchase                          Columbia/Tylertown/Vicksburg
     1987            First Federal Savings and Loan Association of          McComb
                     McComb
     1989            First Federal Savings and Loan Association of          Gulf Coast metro area
                     Biloxi
     1990            SouthBank branch purchase                              Jackson metro area
     1991            Greenwood Federal Savings and Loan Association         Greenwood
     1991            First Guaranty Bank for Savings                        Hattiesburg/Gulfport/Collins/
                        Picayune/McComb/Greenwood
     1991            Brookhaven Federal Savings and Loan Association        Brookhaven
     1991            First City Federal Savings Bank                        Lucedale/Escatawpa
     1991            Charter Savings Bank                                   Hattiesburg/Petal/Pascagoula/
                                                                            Long Beach
     1991            Southern Federal Savings Bank                          Gulfport/Pass Christian/
                                                                            D'Iberville/Gautier
     1993            Eagle Federal Bank for Savings                         Waynesboro/Brookhaven/
                                                                            Hattiesburg

                                    Alabama Institution
                                    -------------------
     1994            Altus Federal Savings Bank                             Mobile/Jackson

Except for the acquisitions of Southwest Savings and Loan Association and Eagle Federal Bank for Savings, which were accounted for under the purchase method, the mergers were accounted for under the pooling-of-interests method, and no goodwill or intangible assets resulted from the combinations. The premiums paid for core deposits acquired in branch purchases were recorded as intangible assets. At June 30, 1997, $3.7 million remained unamortized of premium on purchased deposits related to the assumption of deposit liabilities from Eagle Federal Bank for Savings in 1993 and the assumption of deposit liabilities of Altus Federal Savings Bank in 1994.

The Company's resulting network of 62 offices as of June 30, 1997 is located in central and southern Mississippi and southern Alabama. This area includes 11 offices in the Jackson metropolitan area (the state capital) and 12 in the Gulf Coast metropolitan area, which includes the cities of Gulfport, Biloxi,
Pascagoula and other communities. The economy in central and southern Mississippi is closely tied to the timber, oil, gaming, port facilities and agricultural industries. The Mississippi market area served by the Company also includes significant employment in education and manufacturing, and Jackson, the state's capital, is a center of government employment. The 11 offices located in the Mobile, Alabama metropolitan area complement the Mississippi Gulf Coast and Hattiesburg markets. The Mobile economy is based on agriculture, manufacturing, retail and the Alabama port facilities.

The Company's primary competition is from the large commercial banks located in its primary market areas and, to a lesser degree, from small commercial banks and credit unions in the local communities in which it operates. The Company has also experienced increased competition in the loan origination market from several mortgage banking companies. See "--Competition."


LENDING ACTIVITIES OF THE COMPANY

General. The Company principally originates fixed-rate and adjustable-rate, single-family, mortgage loans. Since 1982, however, the Company has emphasized the origination of non-conforming adjustable-rate mortgage ("ARM") loans and short-term consumer loans for retention in its portfolio. These loans reprice more frequently or have shorter maturities, and thus reduce the Company's interest rate risk and in most cases have higher yields than fixed-rate conforming mortgage loans.

Virtually all conforming fixed-rate, 30-year mortgage loans originated are sold in the secondary market, through the issuance of Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA") mortgage-backed securities. Loans that meet the underwriting and other standards of these secondary market agencies are described as "conforming loans." Conventional 15-year, fixed-rate loans that qualify for sale to the secondary market may also be packaged into mortgage-backed securities for credit and liquidity enhancement and to reduce risk-based capital requirements. A portion of the 15-year, fixed-rate loans and mortgage-backed securities may be retained in the Company's portfolio if the flow of acceptable adjustable-rate loans is inadequate to maintain the loan portfolio or if there are no other desirable investment alternatives. Of the Company's loans at June 30, 1997, 50.9% were fixed-rate and 49.1% were adjustable rate. All of the Company's loans and mortgage-backed securities held for sale or available for sale at June 30, 1997 were fixed-rate. Loans held for sale accounted for 5.4% of the total gross loan portfolio at June 30, 1997. Mortgage-backed securities available for sale accounted for 92.1% of the total gross mortgage-backed securities portfolio at June 30, 1997.

While the Company has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, the Company also originates small multi-family and commercial real estate loans and consumer loans in its market area. The Company originates a limited number of residential construction loans (but only with the intention of providing permanent financing upon completion of the construction), and has on occasion made land acquisition and development loans. The Company's one- to four-family loans are primarily secured by low- and moderately-priced homes in Mississippi and Alabama. At June 30, 1997, the Company's gross loan portfolio totaled $966.1 million.

All mortgage loan authority is centralized and every loan application is reviewed by a central underwriting department. Any loan that does not conform to secondary-market standards is reviewed by a loan committee of senior officers. All single-family real estate loans over $350,000 are approved by the Board of Directors of Magnolia Federal.

The  following  table  reflects  the  principal  repayments   contractually  due
(assuming no prepayments) on the Company's loan portfolio at June 30, 1997. Management expects prepayments will cause actual maturities to be shorter.

                                                 Real Estate Loans
                            --------------------------------------------------------
                                                   Multi-Family       Construction
                                                  and Commercial          and          Consumer
                            One- to Four-Family    Real Estate         Development      Loans        Total
                            -------------------   --------------      ------------     --------      ------
Due During Years                                      (Dollars in Thousands)
Ending June 30
     1998 (1) ............     $   47,764               6,684             16,094          57,320     127,862
     1999 ................         44,180               7,142                  -          14,851      66,173
     2000 ................         46,322               5,649                  -           9,661      61,632
     2001 to 2002 ........         97,588              11,594                  -           8,732     117,914
     2003 to 2007 ........        260,367              25,497                  -           4,149     290,013
     2008 to 2012 ........        191,311              10,329                  -             416     202,056
     2013 and following ..         97,698               2,798                  -               -     100,496
                                 ---------            ---------         -------------   -----------  --------
          Total ..........     $  785,230              69,693             16,094          95,129     966,146
                                 =========            =========         =============   ===========  ========

----------

(1) Includes demand loans, loans having no stated maturity and outstanding balances under lines of credit.


As of June 30, 1997, 46.5% of the $838.3 million of loans due after June 30, 1998 had fixed interest rates and 53.5% had adjustable interest rates.

Loan Portfolio Composition. The following table sets forth information concerning the composition of the Company's loan portfolio, in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts, market adjustments and allowance for possible loan losses) at the dates indicated.

                                                                                      At June 30
                                                   --------------------------------------------------------------------------------
                                                             1997                       1996                       1995
                                                   ------------------------- -------------------------- ---------------------------
                                                      Amount      Percent       Amount       Percent       Amount        Percent
                                                   ------------- ----------- -------------- ----------- -------------- ------------
                                                                                 (Dollars in Thousands)
Real estate loans:
  One- to four-family ........................     $  785,230       81.28%    $  718,382      79.42%     $  670,315        79.80%
  Multi-family and commercial real estate ....         69,693        7.21         78,280       8.65          80,793         9.62
  Construction ...............................         16,094        1.66         17,007       1.88           7,715         0.92
                                                    ----------    ---------    ----------    ---------   -----------     ---------
    Total real estate loans, gross ...........        871,017       90.15        813,669      89.95         758,823        90.34
                                                    ----------    ---------    ----------    ---------   -----------     ---------

Consumer loans:
  Manufactured home ..........................         20,088        2.08         26,624       2.94          35,209         4.18
  Savings account ............................         10,047        1.04         10,664       1.18          10,462         1.25
  Personal property ..........................         38,355        3.97         34,519       3.82          20,911         2.49
  Line of credit and other ...................         26,639        2.76         19,077       2.11          14,635         1.74
                                                    ----------    ---------    ----------    ---------   -----------     ---------
    Total consumer loans, gross ..............         95,129        9.85         90,884      10.05          81,217         9.66
                                                    ----------    ---------    ----------    ---------   -----------     ---------

    Total loans, gross .......................        966,146      100.00%       904,553     100.00%        840,040       100.00%
                                                                  =========                  =========                   =========

Less:
  Loans in process ...........................         (9,939)                    (9,278)                    (5,088)
  LOCOM adjustment for mortgage loans ........              -                       (148)                         -
  Deferred fees and discounts ................        (17,690)                   (21,913)                   (27,153)
  Allowance for possible loan losses .........        (10,424)                    (9,452)                    (9,213)
                                                    ----------                 ----------                -----------
      Total loans, net .......................     $  928,093                 $  863,762                $   798,586
                                                    ==========                 ==========                ===========
                                                                      At June 30
                                               -------------------------------------------------------
                                                          1994                         1993
                                               ---------------------------- --------------------------
                                                   Amount        Percent       Amount        Percent
                                               --------------- ------------ -------------- -----------
                                                                  (Dollars in Thousands)
Real estate loans:
  One- to four-family ........................  $  595,168        78.85%     $  603,517       78.42%
  Multi-family and commercial real estate ....      77,291        10.24          84,028       10.92
  Construction ...............................       5,472         0.72           2,611        0.34
                                               --------------- ------------ -------------- -----------
    Total real estate loans, gross ...........     677,931        89.81         690,156       89.68
                                               --------------- ------------ -------------- -----------

Consumer loans:
  Manufactured home ..........................      41,836         5.54          46,789        6.08
  Savings account ............................      10,445         1.38          11,621        1.51
  Personal property ..........................      16,504         2.19          13,450        1.75
  Line of credit and other ...................       8,116         1.08           7,579        0.98
                                               --------------- ------------ -------------- -----------
    Total consumer loans, gross ..............      76,901        10.19          79,439       10.32
                                               --------------- ------------ -------------- -----------

    Total loans, gross .......................     754,832       100.00%        769,595      100.00%
                                                               ============                ===========

Less:
  Loans in process ...........................      (3,665)                     (2,909)
  LOCOM adjustment for mortgage loans ........        (123)                          -
  Deferred fees and discounts ................     (26,306)                    (22,354)
  Allowance for possible loan losses .........      (9,781)                     (9,661)
                                               ---------------              --------------
      Total loans, net .......................  $  714,957                  $  734,671
                                               ===============              ==============

The following table sets forth the composition of the Company's loan portfolio by fixed- and adjustable-rate categories at the dates indicated.

                                                                                   At June 30
                                               -------------------------------------------------------------------------------------
                                                          1997                         1996                        1995
                                               ---------------------------  ---------------------------  --------------------------
                                                  Amount        Percent         Amount       Percent        Amount       Percent
                                               -------------  ------------  --------------- -----------  -------------- -----------
                                                                                (Dollars in Thousands)
Fixed-rate loans:
Real estate:
  One- to four-family ......................   $  361,774       37.45%       $  344,422        38.08%      $  329,901      39.27%
  Multi-family and commercial real estate ..       31,230        3.23            37,721         4.17           37,922       4.51
  Construction .............................       16,094        1.66            17,007         1.88            7,715       0.92
                                               -------------  ------------  --------------- -----------  -------------- -----------
    Total real estate loans ................      409,098       42.34           399,150        44.13          375,538      44.70
Consumer ...................................       82,883        8.58            73,692         8.15           58,194       6.93
                                               -------------  ------------  --------------- -----------  -------------- -----------
    Total fixed-rate loans, gross ..........      491,981       50.92           472,842        52.28          433,732      51.63
                                               -------------  ------------  --------------- -----------  -------------- -----------

Adjustable-rate loans:
Real estate:
  One- to four-family ......................      423,456       43.83           373,960        41.34          340,414      40.53
  Multi-family and commercial real estate ..       38,463        3.98            40,559         4.48           42,871       5.10
                                               -------------  ------------  --------------- -----------  -------------- -----------
    Total real estate loans ................      461,919       47.81           414,519        45.82          383,285      45.63
  Consumer .................................       12,246        1.27            17,192         1.90           23,023       2.74
                                               -------------  ------------  --------------- -----------  -------------- -----------
    Total adjustable-rate loans, gross .....      474,165       49.08           431,711        47.72          406,308      48.37
                                               -------------  ------------  --------------- -----------  -------------- -----------

      Total loans, gross ...................      966,146      100.00%          904,553       100.00%         840,040     100.00%
                                                              ============                  ===========                 ===========
Less:
  Loans in process .........................       (9,939)                       (9,278)                       (5,088)
  LOCOM adjustment for mortgage loans ......            -                          (148)                            -
  Deferred fees and discounts ..............      (17,690)                      (21,913)                      (27,153)
  Allowance for possible loan losses .......      (10,424)                       (9,452)                       (9,213)
                                               -------------                ---------------              --------------

        Total loans, net ...................   $  928,093                    $  863,762                    $  798,586
                                               =============                ===============              ==============
                                                                     At June 30
                                               -----------------------------------------------------
                                                          1994                       1993
                                                -------------------------  -------------------------
                                                   Amount      Percent       Amount        Percent
                                                ------------- -----------  ------------  -----------
                                                               (Dollars in Thousands)
Fixed-rate loans:
Real estate:
  One- to four-family ......................    $  294,334      38.99%      $  310,969      40.41%
  Multi-family and commercial real estate ..        32,225       4.27           31,112       4.04
  Construction .............................         5,472       0.73            2,611       0.34
                                                ------------- -----------  ------------  -----------
    Total real estate loans ................       332,031      43.99          344,692      44.79
Consumer ...................................        50,893       6.74           53,383       6.94
                                                ------------- -----------  ------------  -----------
    Total fixed-rate loans, gross ..........       382,924      50.73          398,075      51.73
                                                ------------- -----------  ------------  -----------

Adjustable-rate loans:
Real estate:
  One- to four-family ......................       300,834      39.85          292,548      38.01
  Multi-family and commercial real estate ..        45,066       5.97           52,916       6.88
                                                ------------- -----------  ------------  -----------
    Total real estate loans ................       345,900      45.82          345,464      44.89
  Consumer .................................        26,008       3.45           26,056       3.38
                                                ------------- -----------  ------------  -----------
    Total adjustable-rate loans, gross .....       371,908      49.27          371,520      48.27
                                                ------------- -----------  ------------  -----------

      Total loans, gross ...................       754,832     100.00%         769,595     100.00%
                                                              ===========                ===========
Less:
  Loans in process .........................        (3,665)                     (2,909)
  LOCOM adjustment for mortgage loans ......          (123)                          -
  Deferred fees and discounts ..............       (26,306)                    (22,354)
  Allowance for possible loan losses .......        (9,781)                     (9,661)
                                                -------------              ------------

        Total loans, net ...................    $  714,957                  $  734,671
                                                =============              ============

One- to Four-Family Residential Mortgage Lending. Residential loans are generated by the Company's marketing efforts, its present customers, correspondent network and referrals from real estate brokers and builders. The Company has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 1997, the Company's one- to four-family residential mortgage loans totaled $785.2 million, or 81.3% of the Company's total mortgage loan portfolio. The Company's primary target market for its one- to four-family portfolio lending program is the low- and moderately-priced sector of the housing market, with an average purchase price between $30,000 and $90,000. Management believes that this market includes a majority of the homes in its lending area.

The Company emphasizes the origination of non-conforming, conventional ARM loans for retention in its portfolio and conforming fixed-rate loans qualifying for sale in the secondary market. During the year ended June 30, 1997, the Company originated $138.6 million of one- to four-family residential ARM loans, representing 30.5% of the total mortgage loans originated. During the same period, the Company originated $307.9 million of fixed-rate, one- to four-family residential mortgage loans, representing 67.6% of the total mortgage loans originated. The volume of fixed-rate loans originated in the current year was less than the $378.2 million in the prior fiscal year primarily because of higher long-term interest rates in effect during the current year. Originations of multi-family and commercial loans accounted for only 1.9% of the total mortgage loans originated. The Company's one- to four-family residential mortgage originations are predominantly in its market area.

The Company generally makes one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the property securing the loan and only exceeds this loan-to-value ratio if the borrower has a superb credit rating or in order to facilitate the sale of foreclosed property. The Company's loan programs are targeted to customers who either do not meet the credit requirements of the secondary market to qualify for a fixed-rate loan or who prefer not to comply with the documentation requirements of the secondary market or require a loan that exceed the lending agencies' limits. The Company markets a 15-year loan with a single rate adjustment at the Company's option at the end of the fifth year. The initial rate charged for the loan is determined by the Company on a loan-by-loan basis in accordance with market and competitive factors and by reference to the customer's empirically derived credit score. The one-time rate adjustment after five years is based on a 2% margin over the FNMA required net yield for certain 15-year fixed rate whole loans subject to a 60-day mandatory delivery, with a 6% cap. Qualifying customers are also offered a 20-year loan with similar rate adjustments at the Company's option every fifth year. Borrowers under this program are subject to more stringent credit requirements thereby limiting the credit risk associated with longer-term loans.

The Company also offers a non-conforming ARM loan with a negotiated margin that is generally at least 500 basis points over the one-year Treasury bill rate. The loan provides for a 2% annual interest rate cap and a lifetime cap of 5% over the fully-indexed rate calculated at the date of origination. As a consequence of using caps, the interest rates on these loans are not necessarily as rate sensitive as is the Company's cost of funds. The loan also provides for a floating floor rate of not less than 500 basis points above the nationwide average cost of funds for savings institutions. The initial rate charged for the loan is typically not below the fully-indexed rate and is determined by the Company on a loan-by-loan basis in accordance with market factors and by reference to an empirically derived credit score provided by an outside credit bureau. The loan provides for annual rate adjustments and the loan term is limited to a maximum of 15 years.

Generally, the Company's ARMs are not convertible into fixed-rate loans and do not permit negative amortization of principal. By law, there is no prepayment penalty. The Company has determined, through experience, that ARMs are subject to increased risk of delinquency or default as fully-indexed rates of interest are increased to higher levels. As a result, the Company varies the loan-to-value ratios at the time of origination from a low of 50% to a maximum of 90%, depending upon the borrower's credit score, and limits the loan term to 20 years or less in an effort to offset the additional risk of default from non-conforming ARM loans. Mortgage insurance and the borrower's down payment facilitate the sharing of risk in the event of default. The Company, however, is substantially dependent upon the underlying collateral for recovery and special emphasis is placed on the property appraisal in the underwriting process. While the Company evaluates the borrower's ability to make monthly payments in underwriting ARM loans, the major emphasis is placed on the best estimate of the distressed liquidation value of the property by the Company's loan committee. The Company attempts not to lend more on its portfolio loans than it estimates the property securing the loan will bring at a distress sale as these loans typically do not meet the more stringent secondary market standards.

The Company offers fixed-rate 15- and 30-year mortgage loans that conform to secondary market standards (i.e., FNMA, GNMA, FHLMC, Federal Housing Administration ("FHA") and Veterans Administration ("VA") standards). Interest rates charged on these fixed-rate loans are competitively priced on a daily basis according to market conditions. By law, the Company's fixed-rate residential loans do not include prepayment penalties. The 30-year loans are generally securitized into mortgage-backed securities and the mortgage-backed securities are sold to generate liquidity for additional lending purposes and to mitigate interest rate risk. Depending on the volume of loan production and the Company's liquidity requirements, the 15-year loans also may be securitized into mortgage-backed securities to be sold or used as collateral for borrowings.

Upon the receipt of a completed loan application from a prospective borrower, the Company determines if the loan should be processed as a fixed-rate secondary market loan or as an ARM loan. All ARM loans are intended to be retained in the Company's portfolio. All fixed-rate secondary market loans follow standards and procedures specified by the federally-sponsored agency. The Company and/or selected loan underwriters of the Company have been approved as direct underwriters for all federally-sponsored agencies (i.e., FNMA, FHLMC, the FHA and the VA) and have been granted authority to approve qualified loans on behalf of the agencies without further review, provided the loans meet all of the required standards. Requirements for title insurance, hazard insurance, escrow, loan closing and other terms are all specified by the agencies in written policy and must be followed by the Company in processing, closing and servicing of the loan.

An appraisal or value estimate of the property securing the loan is obtained on all loan applications, usually from Realty Services Inc., a wholly-owned appraisal subsidiary of the Company. The completed loan application file is submitted to the central underwriting department for review. The Company's loan committee, which consists of senior officers, reviews each non-conforming loan application and establishes the conditions of each approved loan. The interest rate offered on each loan is directly related to the credit score of the borrower. A pre-determined matrix relating a credit score range to the type of loan, maximum loan-to-value ratio and interest rate is used by the loan committee on a regular basis in order to assure consistency in the rate and terms offered to borrowers. All loans are tracked and closed using a central on-line tracking and closing system. Following closing, loan files and
disbursements  are  audited  by  Company  personnel   independent  of  the  loan
origination and closing functions. Mortgagee title insurance is generally obtained on all loans originated by the Company. Borrowers must obtain hazard insurance prior to closing. The Company also requires flood insurance on property located in special flood hazard areas. Generally, borrowers are required to advance funds on a monthly basis, together with each payment of principal and interest, through a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes and hazard insurance premiums as they become due.

Beginning in 1990, the Company initiated a strategy of purchasing seasoned and performing fixed-rate and adjustable-rate loans secured by single-family homes from the Resolution Trust Corporation ("RTC") and others. The Company originally purchased loans from the RTC to supplement its loan origination volume, due to weak loan demand in the Company's market areas, and to facilitate the investment of funds received from the acquisition of deposits from RTC institutions liquidated in the Company's primary market area. The availability of loans meeting the Company's purchase criteria has been substantially reduced in recent years, but the Company continues to evaluate and bid on loan packages from various entities as they become available. In fiscal 1997, the Company purchased $15.4 million of mortgage loans in order to supplement its loan origination volume. Each loan purchase is on a bid basis after Company personnel perform a review of the available information in the loan files and selected property examinations as considered necessary. The Company does not order a new appraisal of the collateral property. All bids for loan packages exceeding $350,000 are approved by the Board of Directors of Magnolia Federal. Loan purchases have generally been limited to loans secured by properties located in the southeastern United States due to management's familiarity with the laws of such states and to promote operating efficiencies. The Company purchases an occasional loan secured by property outside these states if required by the seller in order to purchase an entire loan package. The Company also purchases a substantial number of individual loans from others that were originated primarily from owner-financed sales transactions. On these purchases the Company obtains a value estimate of the property, a title opinion, verification of the loan amount with the borrower and approval of two loan committee members. Acquisition prices for all loans purchased depend upon market interest rates, loan quality, and delinquency status and are typically discounted to a yield commensurate with the associated interest rate risk and credit risk.

GNMA permits servicers of GNMA mortgage-backed securities to purchase from GNMA pools any FHA/VA insured/guaranteed mortgages that are delinquent 90 days or more. During the year, the Company purchased approximately $5.4 million of delinquent FHA/VA insured/guaranteed loans from its GNMA mortgage loan servicing portfolio at par to eliminate the cost of advancing funds to the security holders on these relatively high-rate loans. With an average interest rate of over 10.5%, these loans supplement the Bank's average non-conforming portfolio rate with virtually no increase in credit risk due to their insured/guaranteed status.

The weighted average yield to maturity on all loans purchased during the year ended June 30, 1997, consisting primarily of one- to four-family loans, was approximately 10.2%. See also "--Originations, Purchases, Sales and Servicing of Mortgage Loans and Mortgage-Backed Securities of the Company."

The Company's residential mortgage loans customarily include due-on-sale clauses giving the Company the right to declare the loan immediately due and payable in the event the borrower sells or otherwise disposes of the property subject to the mortgage. Loans insured by the FHA prior to December 1989 or partially guaranteed by the VA prior to March 1988 do not contain due-on-sale clauses. The Company has exercised due-on-sale clauses in its mortgage contracts for the purpose of credit evaluation of the purchaser and also increasing its loan portfolio yield. The yield increase is obtained through the authorization of assumptions of existing loans at higher rates of interest and the imposition of assumption fees. ARM loans may be assumed provided home buyers meet the Company's underwriting standards and the applicable fees are paid.

Multi-Family and Commercial Real Estate Lending. Prior to 1989, the Company engaged in a limited amount of multi-family and commercial real estate lending, primarily in its market area in Mississippi. Because of market and regulatory conditions, in 1989 the Company discontinued making multi-family and commercial real estate loans in excess of $500,000, unless necessary to facilitate the sale of Company assets, and imposed additional restrictions on borrowers with total loans outstanding in excess of $1 million, regardless of security.

The Company has purchased seasoned and performing multi-family and commercial real estate loans. The bid and underwriting procedures for purchases of multi-family and commercial real estate loans is substantially similar to the procedures used for one- to four-family loans as described earlier, except that an inspection is performed by Company personnel on each property securing a multi-family or commercial loan with a significant outstanding principal balance. Large-dollar loans must be secured by properties located in the southeastern United States before being considered for purchase. The Company purchased $1.1 million of multi-family and commercial real estate loans during the year ended June 30, 1997.

Loans secured by multi-family and commercial real estate properties are generally originated for greater amounts and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. The Company attempts to minimize these risks by lending primarily on seasoned and occupied income-producing properties and generally restricting such loans to property in Mississippi or Alabama. At June 30, 1997, only $354,000, or 0.5% of the Company's multi-family and commercial real estate portfolio, was 90 days or more delinquent. See "--Non-Performing Assets of the Company."

The Company's multi-family and commercial real estate loans are negotiated on a case-by-case basis. The Company has a variety of rate adjustment features, call provisions and other terms in its multi-family and commercial real estate loan portfolio. The Company analyzes the financial condition of the borrower and the reliability and predictability of the net income generated by the property securing the loan in determining whether to extend credit. In addition, the Company generally requires a net operating income-to-debt servicing ratio of at least 1.15-to-1. Appraisals on properties securing multi-family and commercial real estate loans originated by the Company are performed or reviewed by Realty Services, Inc.

The following table sets forth by type of collateral the number, outstanding principal balance and weighted average interest rate of the Company's multi-family and commercial real estate loans at June 30, 1997. At such date, the Company had $69.7 million of multi-family and commercial real estate loans, which represented 7.2% of the Company's loan portfolio. At June 30, 1997, 64.4% of the Company's multi-family and commercial real estate loan portfolio was secured by properties located in Mississippi.

                                        Number           Principal       Average
Type of Collateral                     of Loans           Balance         Rate
------------------                     --------       --------------    --------
                                               (Dollars in Thousands)
Apartments ..........................         78       $16,192,292         9.09%
Nursing homes .......................          3         4,318,868         9.41
Shopping center .....................         13         9,630,183         9.32
Office buildings ....................         49         5,607,599         9.36
Developed lots and unimproved land ..        445        10,375,107        10.56
Churches ............................         99         8,615,664         9.30
Warehouses ..........................         15         2,728,959         9.24
Motels and hotels ...................          2         1,092,286         9.53
Farms ...............................         72         4,233,643        10.05
Retail stores .......................         24         1,063,586        10.19
Trailer parks .......................          4           600,547        10.34
Restaurants .........................          6           342,292         9.46
Medical clinics and hospitals .......          3           615,042         8.97
Other ...............................         33         4,277,420         9.69
                                     -----------       -----------     --------
                                             846       $69,693,488         9.54%
                                     ===========       ===========     ========

Limitation of the Bank's non-residential real estate lending (i.e., commercial real estate lending, other than lending on certain multi-family residences) is not expected to materially affect the Company's operations. See "--Regulation--Federal Regulation of Savings Associations".

At June 30, 1997, the largest amount outstanding to any one borrower or group of affiliated borrowers was $8.3 million. This amount represented loans to ten entities with common principals, secured by completed and occupied single-family, multi-family and commercial real estate properties located in Hattiesburg, Jackson and Oxford, Mississippi. At June 30, 1997, the Company had no other loans in excess of $5.0 million to any borrower or group of related borrowers.

Consumer Lending. Management considers consumer lending to be an important component of its lending activities. Specifically, consumer loans generally have shorter terms to maturity or demand features (thus reducing the Company's exposure to changes in interest rates) and carry higher rates of interest than one- to four-family residential mortgage loans. In addition, management believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

The Company offers a variety of secured consumer loans, including loans secured by savings deposits and direct automobile loans. In addition, the Company offers home improvement loans and unsecured consumer loans. The Company currently originates all of its consumer loans in Mississippi and Alabama.

The Company's consumer loan originations are predominantly short-term, fixed-rate, simple interest loans. At June 30, 1997, the Company's consumer loan balances totaled $95.1 million, or 9.9% of its gross loan portfolio. Of the consumer loan balance at June 30, 1997, 87.1% in principal balance were fixed-rate loans and 12.9% were longer term adjustable-rate loans secured by manufactured homes.

Consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. Terms to maturity range up to 15 years for manufactured home loans and 60 months for other secured and unsecured consumer loans. The Company offers both open- and closed-end credit. Open-end credit is extended through lines of credit that are tied to a negotiable order of withdrawal ("NOW") or demand account. The credit lines bear interest rates up to 21% and may be approved up to $5,000. Higher lines of credit may be approved in special cases or if the borrower secures the loan with collateral.

Branch lending officers of the Bank are authorized to approve consumer loans to borrowers with credit scores above a pre-established level and have the authority to approve all loans secured by savings deposits. Loans to borrowers with credit scores below the level required for branch approval authority are reviewed and approval is determined by a central underwriting department. The underwriting standards employed on loans to borrowers who do not qualify for branch approval include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is the primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount.

The Company's manufactured home loan portfolio as of June 30, 1997 was $20.1 million, or 2.1% of the total loan portfolio. Dealer participations or purchase discounts totaled $1.2 million at June 30, 1997. All manufactured home loans, which typically have a higher yield and shorter maturity than one- to four-family residential mortgage loans, were originated in Mississippi or Alabama and substantially all were for terms of 15 years or less. The Company discontinued its indirect lending program in 1996 due to increased competition. Indirect manufactured home loans had been made since 1980 with adjustable rates of interest while direct loans were made with fixed rates. Generally, the maximum loan amount for manufactured housing does not exceed 90% of the buyer's cost that can include such items as freight, itemized set-up charges, physical damage insurance, sales tax and filing and recording fees. Value estimates based on personal inspection and NADA book values are performed to substantiate current market values on used manufactured homes.

Consumer loans may entail greater risk than residential mortgage loans, particularly loans that are unsecured or are secured by rapidly depreciating assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Recently the level of delinquencies in the Company's consumer loan portfolio has increased (at

June 30, 1997, $1.0 million, or approximately 1.1%, of the consumer loan portfolio was 90 days or more delinquent) and has resulted in higher charge-offs during the current fiscal year, compared to the prior year. See "--Non-Performing Assets--".

Construction Lending. The Company originates a limited number of loans to finance the construction of one- to four-family residences and, to a lesser extent, commercial real estate. Most construction loans are for individuals who want a custom-built home on property of their selection and require a permanent loan on such home. All construction and development lending are limited to properties located in the states of Mississippi and Alabama. At June 30, 1997, the Company had loans to finance construction totaling $16.1 million, which represented approximately 1.7% of the Company's loan portfolio.

Construction loans generally have terms of up to 18 months at fixed interest rates. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Company finances the construction of individual, owner-occupied houses on the basis of underwriting and construction loan management guidelines. The Company engages in some tract development and construction lending for builders with underwriting emphasis on the borrower's capital and the collateral's value. Construction loans are structured to be converted to permanent loans at the end of the construction phase.

Construction and development lending involve greater risk and expense than does one- to four-family residential lending, principally because of the difficulty in evaluating accurately the total funds required to complete a project and the post-completion value of the project. As a result, the Company places a strong emphasis upon the borrower's ability to complete the project and repay principal and interest.


ORIGINATIONS,   PURCHASES,   SALES  AND   SERVICING   OF   MORTGAGE   LOANS  AND
MORTGAGE-BACKED SECURITIES OF THE COMPANY

In January 1995, Magnolia Federal transferred all loan servicing and loan origination responsibilities to its subsidiary, Magna Mortgage Company ("Magna Mortgage"). Real estate loans are originated by Magnolia Federal's staff of loan officers working in 31 branch offices and four loan origination offices and a network of approximately 99 correspondent banks and brokers. Loan applications are taken in each office in the name of the Bank and then immediately forwarded to Hattiesburg for processing, underwriting and approval. Walk-in and mail-in customers and referrals from real estate brokers and builders are important sources of loan originations.

The Company originates both adjustable-rate and fixed-rate loans. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or ARM loans in the origination market, which is affected by the term structure (short-term compared to long-term) of interest rates as well as the current and expected future level of interest rates. The Company pools most of its 30-year fixed-rate loan production into mortgage-backed securities for sale to FNMA, FHLMC and GNMA to generate liquidity for further lending and to avoid the interest rate risk attendant to long-term fixed-rate assets. The 15-year fixed-rate loans may be pooled into mortgage-backed securities and sold or used as collateral for borrowings, depending upon the volume of loan production and liquidity requirements.

Occasionally, the Company may also pool loans from its existing seasoned portfolio to create mortgage-backed securities to enhance liquidity. The Company sells its mortgage-backed securities without recourse and subject to retention of the loan servicing (i.e., handling collection of principal and interest payments), for which it generally receives a fee of .25% to .44% per annum of the unpaid balance of each loan. In fiscal 1997, 1996 and 1995 the Company sold $205.7 million, $207.1 million and $115.9 million, respectively, of mortgage-backed securities that had been created from pooling its fixed-rate loan production.

As of June 30, 1997, the Company held $10.5 million of fixed-rate, 15-year mortgage-backed securities that it originated and designated as held for investment. As of such date, these securities had a fair value of $10.8 million. These mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity and will also qualify for regulatory liquidity when the contractual maturity is five years or less. As of June 30, 1997, the Company also held $122.4 million of mortgage-backed securities as available for sale that are carried at fair value.

From time to time, the Company has purchased real estate and consumer loans and mortgage-backed securities in accordance with its ongoing asset/liability management objectives. In fiscal 1997, 1996 and 1995 the Company purchased or pooled $208.7 million, $362.6 million and $236.7 million of loans and mortgage-backed securities, respectively. The Company purchases loans on the basis similar to the underwriting standards it employs for ARM loans intended to be retained in its portfolio.

In June 1986, the Company initiated a program of purchasing loan servicing in addition to its regular program of generating servicing through the origination and sale of secondary market loans. At June 30, 1997, the Company's total portfolio of loans serviced for others contained 76,365 loans, with an aggregate principal balance of $3.1 billion including both purchased and originated mortgage servicing. The unamortized cost of mortgage servicing rights was $8.6 million at June 30, 1997. The Company amortizes the cost of these rights over terms of three to six years using an accelerated method and measures impairment quarterly in accordance with Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights."

The following table sets forth the loan origination, purchase, sale and repayment activities of the Company for the periods indicated. Mortgage loans that are pooled in mortgage-backed securities are included as sales of real estate loans.

                                                                                     Years Ended June 30
                                                                      -------------------------------------------------
                                                                          1997             1996              1995
                                                                      -------------    --------------     ------------
                                                                                      (Dollars in Thousands)
Loan originations:
     Adjustable-rate:
        Real estate:
           One- to four-family ...................................    $   138,590         114,491             98,581
           Multi-family and commercial ...........................          3,566           4,381              3,554
        Consumer .................................................              -             676              3,616
                                                                      -------------    --------------     ------------
             Total adjustable-rate ...............................        142,156         119,548            105,751
                                                                      -------------    --------------     ------------

     Fixed-rate:
        Real estate:
           One- to four-family ...................................        307,913         378,153            131,508
           Multi-family and commercial ...........................          5,158           5,665              4,714
        Consumer .................................................         94,702          87,333             60,741
                                                                      -------------    --------------     ------------
             Total fixed-rate ....................................        407,773         471,151            196,963
                                                                      -------------    --------------     ------------

                Total loans originated ...........................        549,929         590,699            302,714
                                                                      -------------    --------------     ------------

Purchases:
      Real estate loans ..........................................         15,425          45,517             89,310
      Consumer loans .............................................              -              15                818
                                                                      -------------    --------------     ------------
                Total purchased ..................................         15,425          45,532             90,128
                                                                      -------------    --------------     ------------

Real estate loan sales ...........................................        196,096         291,872             92,482
                                                                      -------------    --------------     ------------

Principal repayments .............................................        307,665         279,846            215,152
                                                                      -------------    --------------     ------------
                    Total reductions .............................        503,761         571,718            307,634
                                                                      -------------    --------------     ------------
                         Net increase ............................     $   61,593          64,513             85,208
                                                                      =============    ==============     ============

The following table summarizes certain information regarding the Company's loan servicing portfolio at the dates shown.

                                                                    At June 30
                    ------------------------------------------------------------------------------------------------------------
                                  1997                               1996                                1995
                    ------------------------------------ ---------------------------------- ------------------------------------
                                                 % of                              % of                                 % of
                     Number      Amount         Total    Number     Amount         Total    Number      Amount          Total
                    ---------- ------------    --------  -------- ------------   ---------- -------- -------------    ----------
                                                              (Dollars in Thousands)
Loans owned by
the Company  .....     27,300   $  871,017       22.01%   27,765    $   813,669      21.50%    27,864  $   758,823        18.08%
Loans serviced
for others  ......     76,365    3,087,072       77.99    79,440      2,970,445      78.50     89,652    3,438,445        81.92
                    ---------- ------------    --------  --------   ------------   ---------- -------- -------------    ----------

Total mortgage
loans serviced ..     103,665   $3,958,089      100.00%  107,205    $ 3,784,114     100.00%   117,516  $ 4,197,268       100.00%
                    ========== ============    ========  =========  ============   ========== ======== =============    ==========

Unamortized
mortgage
servicing rights..              $    8,548                          $     5,788                        $     9,380
                               ============                         ============                       =============

Percent of
unamortized
mortgage
servicing rights,
net, to loans
serviced for
others. .........                     0.28%                                0.19%                              0.27%
                               ============                         ============                       =============

Amortization of
mortgage
servicing rights
recognized for
the year ........               $    4,648                          $     4,823                        $     7,686
                               ============                         ============                       =============


NON-PERFORMING ASSETS OF THE COMPANY


When a borrower fails to make a required payment by the end of the loan's grace period for the payment, the Company generally institutes collection procedures. In most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 30 days, the Company contacts the borrower in order to determine the reason for the delinquency and to effect a cure and, where appropriate, reviews the condition of the property and the financial circumstances of the borrower. If the delinquency is not cured after 90 days, the Company will initiate foreclosure proceedings in virtually all cases. On occasion, however, the Company may: (i) accept a repayment program for the arrearage from the borrower or (ii) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he or she is attempting to sell.

After a conventional one- to four-family, commercial, or multi-family real estate loan becomes 90 days delinquent, all unpaid interest is fully reserved and future interest income is offset by an allowance for uncollected interest until the loan is returned to current status, regardless of the collateral value. Loans are placed on non-accrual status when it becomes necessary to reserve for unpaid interest with respect to such loans. In addition, depending upon the Company's evaluation of the probability of collecting all amounts due according to the contractual terms of the loan agreement, real estate loans could be considered for partial charge-off or classified and a related allowance for possible loan losses be established. This determination is based upon the following factors: (i) whether repayment of the loan can be expected to come only from the operation or sale of the collateral; (ii) whether the borrower has effectively abandoned control of the collateral; and
(iii) whether the borrower appears to have the ability to rebuild the equity in the collateral or can otherwise repay the loan in the foreseeable future. If collection of the funds due is not probable, the Company will determine the required valuation allowance based on the difference between the fair value of the collateral and the recorded investment in the loan.

GNMA allows the servicer to purchase FHA and VA loans out of the GNMA pools at par value when loans become delinquent 90 days. Interest continues to accrue as the risk of loss is minimal since the loans are all insured or guaranteed by the FHA or VA. A program of purchasing selected delinquent loans was initiated by the Company during fiscal 1993 to eliminate the cost of advancing funds to holders of GNMA securities on relatively high-rate delinquent FHA/VA loans serviced by the Company.

At June 30, 1997, 1996, 1995, 1994, and 1993 the amount established as a reserve for uncollected interest on non-accruing loans amounted to $1.6 million, $1.8 million, $1.8 million, $1.6 million, and $659,000, respectively.

The table below sets forth the amounts and categories of non-performing assets and accruing loans delinquent 90 days or more in the Company's loan and foreclosed asset portfolios at the dates indicated. As permitted by the Bank's regulatory agency to achieve conformity with delinquency reporting of other regulated financial institutions, loan balances at June 30, 1997 and 1996 are stated net of discounts, deferred fees and loans in process. All other prior year loan balances are stated at outstanding principal balances. Non-performing assets include non-accruing loans, troubled debt restructurings accounted for under Statements of Financial Accounting Standards No. 15, No. 114 and No. 118, and foreclosed assets, which include assets acquired in settlement of loans.

                                                                                           At June 30
                                                              ---------------------------------------------------------------------
                                                                    1997          1996          1995          1994          1993
                                                               -------------  ------------  ------------  ------------  ------------
                                                                                       (Dollars in Thousands)
Non-accruing loans:
   One- to four-family ..................................       $17,558         21,696         20,724         20,474          7,725
   Multi-family and commercial real estate ..............           354            265            328            442            787
   Construction .........................................             -            151             84              -              -
   Consumer .............................................           524            185             79             29             14
                                                                -------        -------        -------        -------        -------

        Total ...........................................        18,436         22,297         21,215         20,945          8,526
                                                                -------        -------        -------        -------        -------

Foreclosed assets:
   One- to four-family ..................................         8,923          9,630          6,325          3,414          4,300
   Multi-family and commercial real estate ..............           209            562             23          1,229          4,554
   Consumer .............................................           197             39            149            319             89
                                                                -------        -------        -------        -------        -------

        Total ...........................................         9,329         10,231          6,497          4,962          8,943
                                                                -------        -------        -------        -------        -------

Troubled debt restructurings ............................           332            428            683            569            904
                                                                -------        -------        -------        -------        -------

      Total non-performing assets .......................       $28,097         32,956         28,395         26,476         18,373
                                                                =======        =======        =======        =======        =======

Total non-performing assets as a percentage
   of total assets ......................................          2.08%          2.52%          2.45%          2.37%          1.76%
                                                                =======        =======        =======        =======        =======

Accruing loans delinquent 90 days or more:
   One- to four-family ..................................       $10,855         18,767         30,394         35,812         34,924
   Consumer .............................................           506            689          1,122          1,436          2,140
                                                                -------        -------        -------        -------        -------

      Total accruing loans delinquent
         90 days or more ................................       $11,361         19,456         31,516         37,248         37,064
                                                                =======        =======        =======        =======        =======

Non-Accruing  Loans.  At June  30,  1997,  the  Company  had  $18.4  million  in non-accruing loans, none of which exceeded $500,000 in carrying value. The Company occasionally purchases packages of one- to four-family delinquent loans at discounts considered to be sufficient to provide an adequate yield recognizing the additional risk incurred on these loans and to allow for possible losses. In October 1993, the Bank purchased a package of approximately $32 million of such delinquent loans either directly or indirectly from the FDIC. The delinquency status of this package was the primary reason for the increase in non-accruing loans in fiscal 1994. At June 30, 1997, several of these loans had been foreclosed and $2.8 million were non-accruing one- to four-family loans.

For the fiscal year ended June 30, 1997, gross interest income that would have been recognized with respect to non-accruing loans, had the non-accruing loans been current in accordance with their original terms, amounted to $820,000. The amount that was included in interest income and not offset on such loans for the fiscal year ended June 30, 1997 was $603,000.

Foreclosed Assets. As of June 30, 1997, the Company had $9.3 million in foreclosed assets. One- to four-family properties in the foreclosure inventory consisted of 313 widely scattered, small, affordable homes. The inventory of foreclosed properties at June 30, 1997 included 69 homes foreclosed from the package of delinquent loans purchased at a substantial discount in fiscal 1994.

The sale of a 114,000 square foot shopping center with a carrying value of $1.3 million located in Moss Point, Mississippi, during fiscal 1995 resulted in the decrease in foreclosed commercial assets at June 30, 1995 compared to June 30, 1994. Undeveloped land with a net book value of $29,000 was included as foreclosed property at June 30, 1997 and the balance of foreclosed consumer property at June 30, 1997 consisted of 16 manufactured homes and a small amount of other property held for sale.

Troubled Debt Restructurings. Troubled debt restructurings of $332,000 at June 30, 1997 were related primarily to indebtedness of $894,000 that is collateralized by a first mortgage on a commercial tract in Jackson, Mississippi. Repayment of this loan is expected to come from the sale and/or lease of the property. The OTS in 1992 determined that the estimated value of the acreage was $235,000 and the remaining balance was charged off. Two loans secured by single-family residences account for the remaining balance and, although the borrowers have been occasionally slow in payment, the Company does not anticipate foreclosure at this time.

Accruing Loans Delinquent 90 Days or More. At June 30, 1997, the Company had $11.4 million in accruing loans delinquent 90 days or more, none of which exceeded $500,000 in carrying value. Delinquent one- to four-family FHA/VA insured/guaranteed loans totaled $10.9 million and were primarily loans purchased from GNMA pools serviced by the Company that represent minimal risk of loss due to the government/government-agency guarantees. For several years the Company engaged in the practice of purchasing delinquent loans from GNMA in order to reduce the cost incurred in advancing interest to GNMA security holders on high rate delinquent loans. During the prior fiscal year, the Company reduced the volume of these delinquent loans by limiting repurchases to loans with higher interest rates. The adjustment in strategy was due to the interest rate risk of holding long-term, fixed-rate loans in portfolio. By purchasing only high-yielding loans, the interest rate risk associated with such loans was offset by above-market yields. Non-accruing consumer loans consisted primarily of loans with recourse agreements to third parties.

Other Loans of Concern. In addition to the non-performing assets set forth in the table presented, as of June 30, 1997 there were also eight loans to one borrower with a carrying value of $566,000 secured by residential rental properties located in Hattiesburg, Mississippi that were classified as substandard at June 30, 1997. The borrower has been slow in remitting payments and specific valuation allowances of $50,000 have been established. Due to the borrower's equity in the property, the Company does not anticipate further losses or expect foreclosure.

Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1997. The amounts presented represent the total carrying balances of the related loans, rather than the actual payment amounts which are overdue. The percentages represent the ratio of the carrying balances in each category to the total carrying value of loans outstanding. The table includes delinquent FHA/VA insured/guaranteed loans. There were no delinquent construction loans at June 30, 1997.



                                   One- to Four-Family                 Multi-Family and
                                                                    Commercial Real Estate                  Consumer
                            ---------------------------------- --------------------------------- -------------------------------
                               Number       Amount       %       Number      Amount       %        Number      Amount      %
                               ------       ------       -       ------      ------       -        ------      ------      -
                                                                  (Dollars in Thousands)
Loans delinquent for:
  30-89 days ...............       687     $20,963     2.17%        25      $   828     0.09%       1,029     $ 1,878    0.19%
  90 days and over .........       774      28,413     2.94         10          354     0.04          466       1,030    0.11
                               -------     -------     ----      -----      -------     ----       ------     -------    ----

    Total delinquent
      loans ................     1,461     $49,376     5.11%        35      $ 1,182     0.13%       1,495     $ 2,908    0.30%
                               =======     =======     ====      =====      =======     ====       ======     =======    ====

                                       Total Loans
                              ------------------------------
                               Number       Amount      %
                               ------       ------      -
                                  (Dollars in Thousands)
Loans delinquent for:
  30-89 days ...............   1,741       $ 23,669    2.45%
  90 days and over .........   1,250         29,797    3.09
                              ------        -------    ----

    Total delinquent
      loans ................   2,991       $ 53,466    5.54%
                              ======         =======   ====

Classified Assets. Under the classification system of the OTS, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectable" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the institution's principal supervisory agent, who may order the establishment of additional general or specific loss allowances.

The Company classifies loans as substandard when known information about the possible credit problems of the borrowers or the cash flows of the collateral properties cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Total classified assets, including foreclosed or repossessed assets, at June 30, 1997 were $28.1 million.

Allowance for Possible Loan Losses. The allowance for possible loan losses is established through a provision for possible loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of certain loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair market value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

In fiscal 1994, valuation allowances were established for anticipated losses on purchased delinquent loans. The subsequent charge-offs associated with these loans partially accounted for the increased one- to four-family charge-offs in the more current fiscal years. The Company's increased consumer lending volume, especially in unsecured lines of credit was a significant factor in the increased consumer loan charge-offs during the years presented in the analysis of the Company's allowance for possible loan losses. Net charge-offs of lines of credit tied to transaction deposit accounts were $1.1 million in fiscal 1997 due to increased outstanding loan balances at June 30, 1997, compared to June 30, 1996. Yields on the line of credit portfolio exceed the Company's other loan products and sufficiently cover experienced charge-offs while producing a profitable net investment return.

The following table sets forth an analysis of the Company's allowance for possible loan losses for the periods indicated.

                                                                      Years Ended June 30
                                                   -----------------------------------------------------------
                                                      1997         1996        1995        1994        1993
                                                   -----------   ---------   ---------   ---------   ---------
                                                                     (Dollars in Thousands)
Balance at beginning of year                       $   9,452        9,213      9,781       9,661       8,496
                                                   -----------   ---------   ---------   ---------   ---------

Charge-offs:
  One- to four-family ...........................        735          659        568         260         123
  Multi-family and commercial real estate .......          -            -          -           -          35
  Consumer ......................................      1,679          914        540         393         310
                                                   -----------   ---------   ---------   ---------   ---------
    Total .......................................      2,414        1,573      1,108         653         468
                                                   -----------   ---------   ---------   ---------   ---------

Recoveries:
  Consumer ......................................        250          179        122          85          60
                                                   -----------   ---------   ---------   ---------   ---------

    Net charge-offs .............................      2,164        1,394        986         568         408
                                                   -----------   ---------   ---------   ---------   ---------

Additions:
  Charged to operations .........................      3,136        1,633        418         688       1,573
                                                   -----------   ---------   ---------   ---------   ---------

Balance at end of year ..........................  $  10,424        9,452      9,213       9,781       9,661
                                                   ===========   =========   =========   =========   =========

Net charge-offs during the period as a
  percentage of average loans outstanding .......       0.24%        0.16%      0.13%       0.08%       0.05%
                                                   ===========   =========   =========   =========   =========

Allowance for possible loan losses as a
  percentage of loans receivable at the end
  of the year ...................................       1.11%        1.08%      1.14%       1.35%       1.30%
                                                   ===========   =========   =========   =========   =========

The allowance for possible loan losses by category and the percentage to loans receivable in each category at the dates indicated are summarized as follows:

                                                                   At June 30
                -----------------------------------------------------------------------------------------------------------------
                        1997                  1996                   1995                  1994                    1993
                ---------------------- --------------------  --------------------- ---------------------  -----------------------
                              % of                  % of                   % of                  % of                    % of
                Allowance     Loans    Allowance    Loans    Allowance    Loans    Allowance    Loans      Allowance     Loans
                ----------- ---------- ----------- --------  ----------- --------- ----------- ---------  ------------ ----------
                                                             (Dollars in Thousands)
Real estate ....   $ 7,837    90.15%     $ 7,955    89.95%     $ 7,984      90.33%   $ 8,725      89.81%     $ 8,925      89.68%
Consumer .......     2,587     9.85        1,497    10.05        1,229       9.67      1,056      10.19          736      10.32
                   =======   ======      =======   ======      =======     ======    =======     ======      =======     ======

Total ..........   $10,424   100.00%     $ 9,452   100.00%     $ 9,213     100.00%   $ 9,781     100.00%     $ 9,661     100.00%
                   =======   ======      =======   ======      =======     ======    =======     ======      =======     ======

INVESTMENT ACTIVITIES

Magnolia Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. As of June 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 9.3%. See "--Regulation--Liquidity."

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives.

At June 30, 1997, the Company's interest-earning deposits totaled $28.7 million, or 2.1% of its total assets, mortgage-backed securities totaled $132.9 million, or 9.8% of its total assets, and other securities, including FHLB of Dallas stock, totaled $89.5 million, or 6.6% of its total assets. Mortgage-backed securities are primarily securitization of the Company's loan origination. Purchases of these securities are rare. However, it is the Company's general policy to purchase other securities that are U.S. government securities or federal agency obligations and other investment-grade securities.

The following table sets forth the composition of the Company's securities portfolio at the dates indicated.

                                                                                      At June 30
                                                   -----------------------------------------------------------------------------
                                                             1997                      1996                      1995
                                                    ------------------------  ------------------------  ------------------------
                                                     Carrying       % of       Carrying       % of       Carrying       % of
                                                      Value        Total        Value        Total        Value        Total
                                                    -----------  -----------  -----------  -----------  -----------  -----------
                                                                                   (Dollars in Thousands)

Interest-bearing deposits with banks .............   $ 28,705       100.00%    $ 10,746       100.00%    $ 23,562       100.00%
                                                    ===========  ===========  ===========  ===========  ===========  ===========
Securities held to maturity:
  U.S. government securities .....................   $    556         0.25%    $  3,609         1.43%    $ 10,492         6.07%
  Federal agency obligations .....................     52,061        23.41       62,645        24.78       71,924        41.61
  Federal agency mortgage-backed securities ......     10,526         4.73       12,727         5.03       52,243        30.23
  Corporate debt securities ......................      1,128         0.51        1,161         0.46        1,137         0.66
  Other ..........................................         47         0.02           71         0.03           95         0.05
                                                    -----------  -----------  -----------  -----------  -----------  -----------

          Total securities held to maturity ......     64,318        28.92       80,213        31.73      135,891        78.62
                                                    -----------  -----------  -----------  -----------  -----------  -----------
Securities available for sale:
  U.S. government securities .....................      4,203         1.89        4,161         1.65            -            -
  Federal agency obligations .....................      2,936         1.32        2,888         1.14            -            -
  Federal agency mortgage-backed securities ......    122,385        55.03      118,873        47.02       18,567        10.74
  Equity securities ..............................      9,538         4.29          139         0.06            -            -
                                                    -----------  -----------  -----------  -----------  -----------  -----------

          Total securities available for sale ....    139,062        62.53      126,061        49.87       18,567        10.74
                                                    -----------  -----------  -----------  -----------  -----------  -----------

Securities held for trading:
  Federal agency mortgage-backed securities ......          -            -       34,487        13.64       10,454         6.05
  Equity securities ..............................      3,386         1.52            -            -            -            -
                                                    -----------  -----------  -----------  -----------  -----------  -----------

          Total securities held for trading ......      3,386         1.52       34,487        13.64       10,454         6.05
                                                    -----------  -----------  -----------  -----------  -----------  -----------

FHLB of Dallas stock .............................     15,627         7.03       12,027         4.76        7,926         4.59
                                                    -----------  -----------  -----------  -----------  -----------  -----------
          Total investment securities and FHLB of
            Dallas stock .........................   $222,393       100.00%    $252,788       100.00%    $172,838       100.00%
                                                    ===========  ===========  ===========  ===========  ===========  ===========

The composition and maturities of the securities portfolio at June 30, 1997, excluding FHLB of Dallas stock and other equity securities, are indicated in the following table. Maturities of mortgage-backed securities are also not shown because such securities are not due at a single maturity date. Actual maturities of mortgage-backed securities would differ from contractual maturities because borrowers have the right to prepay obligations.

                                               Less Than       1 to 5       Over 5 to        Over                  Total
                                                1 Year          Years       10 Years       10 Years             Securities
                                              ------------   ------------  ------------   ------------  -------------------------
                                                                                                                        Estimated
                                               Amortized      Amortized     Amortized      Amortized     Amortized        Fair
                                                 Cost           Cost          Cost           Cost           Cost          Value
                                              ------------   ------------  ------------   ------------  -------------  ----------
                                                                             (Dollars in Thousands)

Securities held to maturity:
  U.S. government securities ...............  $       -          182             373               -          555          595
  Federal agency obligations ...............          -        1,999          35,629          14,433       52,061       54,871
  Corporate debt securities ................         40          505             584               -        1,129        1,137
  Other ....................................         47            -               -               -           47           47
                                              ------------   ------------  ------------   ------------  -------------  ----------
     Total securities held to maturity .....         87        2,686          36,586          14,433       53,792       56,650
                                              ------------   ------------  ------------   ------------  -------------  ----------
Securities available for sale:
  U.S. government securities ...............          -          237           4,019               -        4,256        4,203
  Federal agency obligations ...............          -            -           3,000               -        3,000        2,936
                                              ------------   ------------  ------------   ------------  -------------  ----------
     Total securities available for sale ...          -          237           7,019               -        7,256        7,139
                                              ------------   ------------  ------------   ------------  -------------  ----------

        Total securities ...................  $      87        2,922          43,606          14,433       61,048       63,789
                                              ============   ============  ============   ============  =============  ==========

        Weighted average yield .............       5.03%        7.96%           7.22%           7.90%        7.41%
                                              ============   ============  ============   ============  =============

The Company's securities portfolio at June 30, 1997 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's retained earnings, excluding those issued by the United States government or its agencies. The Company's investment securities portfolio has no non-investment grade corporate debt securities (i.e., "junk bonds") or any high-risk derivative securities.

As of June 30, 1997, the Company's $64.3 million securities portfolio intended to be held to maturity was accounted for at amortized cost. As of such date, these securities had a fair value of $67.5 million. The Company's portfolio of securities available for sale are carried at the fair value of $139.1 million and have an amortized cost of $138.9 million.


SOURCES OF FUNDS

General. The Company's primary sources of funds are deposits, amortization and prepayment of loan principal (including mortgage-backed securities), borrowings, proceeds from sales of loans and mortgage-backed securities, maturities of investment securities, and funds provided from operations.

Borrowings, predominantly from the FHLB of Dallas, may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities. The availability of funds from sales and prepayments of loans and mortgage-backed securities is influenced by the general level of interest rates.

Deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook, statement, NOW, checking, money market and certificates of deposit. The Company only solicits deposits from its market area and does not use brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising, and customer service to attract and retain these deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in the money market and prevailing interest rates and competition.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company at the dates indicated.

                                                                           At June 30
                                     ---------------------------------------------------------------------------------------
                                                1997                          1996                          1995
                                     ---------------------------  ------------------------------  --------------------------
                                                        %                              %                            %
                                       Amount        of Total        Amount         of Total        Amount      of Total
                                     ------------  -------------  -------------  ---------------  ------------ ------------
                                                                     (Dollars in Thousands)
Certificates of deposit:
  0.00%  -   3.99% ..............    $     1,549         0.17%      $    2,928         0.32%       $  16,460       1.79%
  4.00   -   5.99  ..............        440,438        48.11          383,101        41.53          369,196      40.23
  6.00   -   7.99  ..............         29,999         3.28           95,905        10.40           90,586       9.87
  8.00   -  11.99  ..............            342          .04              828         0.09            1,419       0.16
                                     ------------  -------------  -------------  ---------------  ------------ ------------
Total certificates of deposit ...        472,328        51.60          482,762        52.34          477,661      52.05
                                     ------------  -------------  -------------  ---------------  ------------ ------------
Other accounts:
Passbook and statement  .........        126,807        13.85          133,326        14.46          133,296      14.52
Money market  ...................         30,753         3.36           33,601         3.64           36,410       3.97
NOW   ...........................        121,705        13.30          112,360        12.18          112,966      12.31
Noninterest-bearing checking  ...        163,802        17.89          160,321        17.38          157,385      17.15
                                     ------------  -------------  -------------  ---------------  ------------ ------------
Total other accounts  ...........        443,067        48.40          439,608        47.66          440,057      47.95
                                     ------------  -------------  -------------  ---------------  ------------ ------------

Total deposits  .................    $   915,395       100.00%      $  922,370       100.00%       $ 917,718     100.00%
                                     ============  =============  =============  ===============  ============ ============

The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Management believes the Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Company believes that its statement savings, money market, NOW and checking accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions.

The following table sets forth the savings flows of the Company for the periods indicated. Net increase (decrease) refers to the amount of deposits during a period less the amount of withdrawals during the period. Deposit flows at savings institutions may be influenced by external factors such as government credit policies, depositors' perceptions of the adequacy of federal insurance of accounts and, particularly in recent periods, the interest rates offered on deposits compared with other sources of investment revenue. During fiscal 1995 net decreases (before interest credits) included decreases in certificates of deposit of $37.3 million as customers sought higher-yielding investment alternatives, as well as declines in balances of custodial funds of $13.1 million as the level of repayment activity subsided and the number of serviced loans decreased. Further declines in balances of custodial funds of $11.3 million contributed to a net decrease (before interest credits) during fiscal 1996. During fiscal 1997, excluding the sale of $5.8 million in deposits related to an Alabama branch, deposits decreased $27.0 million (before interest credits), primarily in certificates of deposit which continue to compete with other investment alternatives.

                                                  Years Ended June 30
                                       -----------------------------------------
                                          1997          1996            1995
                                       ----------  ---------------  ------------
                                                (Dollars in Thousands)

Opening balance ...................    $ 922,370        917,718        972,644
Net decrease ......................      (32,789)       (20,412)       (76,968)
Interest credited .................       25,814         25,064         22,042
                                       ---------      ---------      ---------

Ending balance ....................    $ 915,395        922,370        917,718
                                       =========      =========      =========

Net increase (decrease) ...........    $  (6,975)         4,652        (54,926)
                                       =========      =========      =========

Percentage increase (decrease) ....        (0.76)%         0.51%         (5.65)%
                                       =========      =========      =========

The following table sets forth rate and maturity information for the Company's certificates of deposit as of June 30, 1997.

                                         0.00-        4.00-          6.00-        8.00-                     Percent
                                         3.99%        5.99%          7.99%        & Over        Total       of Total
                                         -----        -----          -----        ------        -----       --------
                                                                (Dollars in Thousands)
Certificates of deposit
maturing in quarter ending:
      September 30, 1997 ...........   $   150       111,854         4,818            18       116,840         24.74%
      December 31, 1997 ............         -        96,094         4,886             6       100,986         21.38
      March 31, 1998 ...............        50        65,531         2,967             7        68,555         14.51
      June 30, 1998 ................        26        55,464         3,077            36        58,603         12.41
      September 30, 1998 ...........       305        35,208         4,148           200        39,861          8.44
      December 31, 1998 ............         -        16,973         1,778             -        18,751          3.97
      March 31, 1999 ...............        58         7,256           483            31         7,828          1.66
      June 30, 1999 ................         -        14,347         2,385             -        16,732          3.54
      September 30, 1999 ...........         -        19,876         1,974             -        21,850          4.62
      December 31, 1999 ............        14         4,928           438             -         5,380          1.14
      March 31, 2000 ...............         1         5,350           232             -         5,583          1.18
      June 30, 2000 ................        38         2,352           378             -         2,768          0.59
      Thereafter ...................       907         5,205         2,435            44         8,591          1.82
                                        -------      --------       -------       -------      --------       ------
              Total dollar amount ..   $ 1,549       440,438        29,999           342       472,328
                                        =======      ========       =======       =======      ========

              Total percentage .....      0.33%        93.25%         6.35%         0.07%       100.00%       100.00%
                                        =======      ========       =======       =======      ========      ========

The following table sets forth the amounts of certificates of deposit by time remaining until maturity as of June 30, 1997.

                                                                               Maturity
                                          ------------------------------------------------------------------------------------
                                            3 Months        Over 3 to 6      Over 6 to 12        Over 12
                                             or Less          Months            Months           Months             Total
                                          --------------   --------------    --------------   --------------    --------------
                                                                            (In Thousands)
Certificates of deposit
less than $100,000   ................         $103,802           88,357          109,743          109,745          411,647
Certificates of deposit of
$ 100,000 or more (1) ................          12,938           12,495           17,213           17,599           60,245
Public funds (2) .....................             100              134              202                -              436
                                              --------         --------         --------         --------         --------

Total certificates of deposit ........        $116,840          100,986          127,158          127,344          472,328
                                              ========         ========         ========         ========         ========


----------

(1) Of the $60.2 million total certificates of deposit of $100,000 or more, $5.7 million consisted of negotiated rate certificates.

(2) Deposits from governmental and other public entities of which $200,000 was in certificate accounts of $100,000 and more.


Borrowings. Although deposits are its primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return. In addition, the Company has relied upon selective borrowings for short-term liquidity needs.

Magnolia Federal obtains advances from the Federal Home Loan Bank ("FHLB") of Dallas upon the security of certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1997, the Bank had borrowings outstanding from the FHLB of Dallas totaling $258.4 million of which $165.3 million was due within one year.

The Company occasionally enters into transactions in which securities are sold under agreements to repurchase the same securities with nationally recognized primary securities dealers and financial institutions. These agreements are accounted for as borrowings by the Company and the carrying value of securities underlying the agreements remains in the investment accounts. The proceeds of these transactions are used to purchase investments yielding a higher rate than the borrowed funds and to meet cash flow needs of the Company. The Company typically depends upon this borrowing capacity to fund short-term cash needs. At June 30, 1997, the Company had no securities sold under agreements to repurchase.

The following table sets forth the maximum month-end and average balances of borrowings from the FHLB of Dallas, securities sold under agreements to repurchase and other borrowings for the years indicated.

                                                                            Years Ended June 30
                                                             ---------------------------------------------------
                                                                 1997               1996              1995
                                                             --------------     --------------    --------------
                                                                           (Dollars in Thousands)
Maximum month-end balance:
      Borrowings from the FHLB of Dallas .................      $296,734          221,961            150,000
      Securities sold under agreements to repurchase .....             -                -             50,000
      Other long-term borrowings .........................             -                -                591

Average balance:
      Borrowings from the FHLB of Dallas .................      $244,451          163,149             64,795
      Securities sold under agreements to repurchase .....             -                -             29,961
      Other long-term borrowings .........................             -                -                290

Weighted average interest rate of borrowings from the
  FHLB of Dallas .........................................          6.12%            6.38%              6.65%
Weighted average interest rate of securities sold
  under agreements to repurchase .........................          N/A              N/A                5.41%
Weighted average interest rate of other long-term
  borrowings .............................................          N/A              N/A               14.00%

The following table sets forth certain information as to borrowings from the FHLB of Dallas and other debt at the dates indicated.

                                                                           At June 30
                                                   ------------------------------------------------------------
                                                          1997                1996                 1995
                                                   ------------------- -------------------- -------------------
                                                                     (Dollars in Thousands)
Borrowings from the FHLB of Dallas:
    Short-term ..................................      $165,299              125,000              100,000
    Long-term ...................................        93,150               96,961                    -
                                                       --------             --------             --------

    Total borrowings ............................      $258,449              221,961              100,000
                                                       ========             ========             ========

Weighted average interest rate of short-term
 borrowings from the FHLB of Dallas .............          5.84%                6.08%                6.87%
Weighted average interest rate of long-term
 borrowings from the FHLB of Dallas .............          6.42%                6.42%                 N/A

SUBSIDIARY ACTIVITIES

Magna Insurance Company ("Magna Insurance"), a majority-owned subsidiary of the Company, is a life insurance company and writes a portfolio of the usual forms of mortgage protection, credit life and accident and health coverage through its agent, Magnolia Federal. It also offers tax-deferred annuities to the Bank's depositors and the general public. In December 1994, the Company acquired a small, inactive life insurance company licensed to do business in 13 states in which Magna Insurance was not previously authorized. Magna Insurance was merged with the new company in June 1995 and the surviving entity changed its name to Magna Insurance Company. Magna Insurance is managed by Financial Insurance Management Corporation located in Metairie, Louisiana, and operates under regulations prescribed by the Insurance Department of the State of Mississippi. In June 1996, the Company sold a 21% interest in Magna Insurance to a single investor and in so doing, Magna Insurance is allowed to take advantage of a small life insurance company deduction on its tax return, thereby lowering its effective tax rate. During fiscal 1996, the Company also acquired 100% of another insurance company that was subsequently merged with Magna Insurance. At June 30, 1997, Magna Insurance had total consolidated assets of $9.1 million and stockholder's equity of $6.2 million.

Magna Financial Services, Inc. was acquired by Magnolia Federal in 1982 in connection with the merger of First Federal Savings and Loan Association of Canton. In May 1993, the Company acquired this subsidiary through a non-cash dividend from Magnolia Federal. This subsidiary owns three income-producing properties with an aggregate net book value at June 30, 1997 of $1.1 million.

Realty Services, Inc. is a wholly-owned subsidiary of Magna Bancorp, Inc. acquired from Magnolia Federal through a non-cash dividend in July 1993 and is engaged in performing real estate appraisals primarily for loan customers of Magnolia Federal.

Comserv, Inc., a wholly-owned subsidiary of Magna Bancorp, Inc. that was acquired through a non-cash dividend from Magnolia Federal in October 1993, is an insurance agency serving as an agent for hazard insurance coverage on property subject to Company liens.

The Bank's wholly-owned operating subsidiary, Magna Mortgage Company, was formed as a mortgage banking company to which all the Bank's loan processing, underwriting and servicing responsibilities were transferred as of January 1, 1995. At June 30, 1997, Magna Mortgage serviced $871.5 million of loans for the Company and $3.1 billion of mortgage loans for others. As of such date, the net book value of Magnolia Federal's investment in Magna Mortgage Company was $12.3 million.


COMPETITION

The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks and mortgage bankers making loans secured by real estate located in the Company's market areas. Commercial banks and finance companies provide vigorous competition in consumer lending. The Company competes for ARM loans it intends to retain in its portfolio principally on the basis of the types of loans it originates and the quality of services it provides to borrowers. The Company competes for fixed-rate loans it intends to sell in the secondary market principally on the basis of the interest rates and loan fees it charges.

The Company attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from commercial banks located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts and other services at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each. Automated teller machine ("ATM") facilities are available at all retail branch locations.


EMPLOYEES

At June 30, 1997, the Company had a total of 1,134 employees, including 176 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good. The Bank serves as the master employer of the Company and all subsidiaries. Employee costs paid by the Bank are allocated to the Company or appropriate subsidiary and the Bank is reimbursed monthly. Magna Insurance and Magna Financial Services, Inc. do not have salaried employees.


REGULATION

General. Magnolia Federal is a federally chartered savings bank, the deposits of which are insured and backed by the full faith and credit of the United States government. Accordingly, Magnolia Federal is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Dallas and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Magnolia Federal, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Magnolia Federal.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Magnolia Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. A limited safety and soundness examination focused on asset quality was conducted by the OTS as of June 30, 1997. The Bank's financial statements as of June 30, 1997 fully reflect the results of this examination related to asset classifications and loan loss allowances. The last regular examination of Magnolia Federal by the FDIC was a joint examination with the OTS conducted as of March 1993.

The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets as reported in the association's latest quarterly thrift financial report. Savings associations that (unlike the Bank) are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or in conservatorship) are required to pay a 50% premium over the standard assessment. The Bank's semi-annual OTS assessment for the six-month period ended June 30, 1997, based upon its September 30, 1996 total assets of $1.3 billion, was $122,000. Subsequent to June 30, 1997, the Bank was assessed $126,000 for the six-month period ending December 31, 1997.

The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Magnolia Federal and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Magnolia Federal is in compliance with the noted restrictions.

The Bank's permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, the Bank's lending limit under this restriction was $18.3 million. Magnolia Federal is in compliance with the loans-to-one-borrower limitation.

The OTS, as well as the other federal banking agencies, have issued safety and soundness standards effective August 9, 1995 on matters such as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure, asset quality, earnings standards, asset growth and compensation and other employee benefits. These rules only apply to the Bank and are not applicable to the holding company or affiliates. The standards are general and flexible in nature and are not deemed to be overly restrictive, however, any institution that is determined to be out of compliance with these standards may be required to submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The regulation also requires savings and loan holding companies to ensure that transactions and relationships with their subsidiary savings associations do not have a detrimental effect on the safe and sound operation of the association.

Insurance of Accounts and Regulation by the FDIC. Magnolia Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from 0% to .27% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., those with a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., those with core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. Assessments are paid quarterly. For the three month period ending September 30, 1997, the Bank was assessed .01575% of deposits, or $142,000.

The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, under FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

The Bank Insurance Fund ("BIF") is also administered by the FDIC. On August 8, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of 0.04% to 0.31% of deposits (as compared to the previous range of 0.23% to 0.31% of deposits for both BIF and SAIF-insured institutions) in anticipation of the BIF achieving its statutory reserve ratio. As a result, BIF members generally paid lower premiums than the SAIF members. It was anticipated that the SAIF would not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members were at a significant competitive disadvantage to BIF members due to higher costs for deposit insurance. Legislation adopted September 30, 1996, provided for a one-time assessment of 0.68% to be imposed on all deposits insured by the SAIF as of March 31, 1995. This one time assessment translated to a $5.9 million charge to the Company's pre-tax earnings in the 1997 fiscal year. However, subsequent periods reflected reduced annual deposit insurance premiums, to as low as 0.06% from the 0.23% of deposits previously paid by the Bank, creating a savings to the Company of approximately $1.5 million before tax.

All SAIF-insured institutions are required to pay an assessment for the repayment of interest on obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s, in an amount equal to 6.48 basis points for each $100 in domestic deposits. As a result of the recent legislation discussed above, BIF-insured institutions are also required to pay an assessment for the repayment of interest on the FICO bonds, in an amount equal to 1.52 basis points for each $100 in domestic deposits. The assessment on SAIF-insured institutions is expected to be reduced to 2.43 basis points for each $100 in domestic deposits no later than January 1, 2000, by which point BIF-insured institutions will participate fully in the FICO bond interest repayment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017.

Regulatory Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased or originated mortgage servicing rights, must be deducted from tangible capital. At June 30, 1997, the Bank had $3.7 million in core deposit intangibles that was required to be deducted from equity capital in calculating tangible capital. At that date the Bank had tangible capital of $113.3 million, or 8.48% of adjusted total assets, which is approximately $93.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At June 30, 1997, Magnolia Federal also had $8.5 million of unamortized mortgage servicing rights, none of which was required to be deducted from tangible capital. The OTS limits the amount of mortgage and non-mortgage servicing rights, together with purchased credit card receivables, includable as tangible and core capital to 50% of core capital.

Under SFAS No. 115, which was effective for fiscal years beginning after December 31, 1993, debt securities available for sale and held for trading must be reported at their fair value, which may be more or less than amortized cost. Such debt securities not held for trading will be considered available for sale unless the institution can demonstrate that it has the positive intent and ability to hold the security until maturity. The OTS issued a policy statement in November 1994 requiring that an association must value available-for-sale securities at amortized cost for regulatory capital purposes. At June 30, 1997, an adjustment was made to regulatory capital for the $678,000 in unrealized losses on securities available for sale, net of income taxes, included in the Bank's equity capital.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The only subsidiary of the Bank is an includable subsidiary.

The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets and a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1997, the Bank's core deposit intangible of $3.7 million was not included in the calculation of core capital. Mortgage servicing rights includable as core capital are limited to 50% of such capital. At June 30, 1997 the Bank was not required to deduct any portion of its investment in this asset.

At June 30, 1997, the Bank had core capital equal to $113.3 million, or 8.48% of adjusted total assets, which is $73.3 million above the minimum leverage ratio requirement of 3% as in effect on that date and $59.9 million above the minimum leverage ratio of 4% required to be classified as adequately capitalized.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 1997, Magnolia Federal had $9.7 million of general loan loss reserves, which exceeded 1.25% of risk-weighted assets and, therefore, only $9.0 million qualified as risk-based capital. Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Magnolia Federal had $75,000 of such exclusions from capital and assets at June 30, 1997.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risks inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC, or has been paid down subsequent to origination to a loan-to-value ratio of less than 80%.

On June 30, 1997, the Bank had total capital of $122.3 million (including $113.3 million in core capital and $9.0 million in qualifying supplementary capital) and risk-weighted assets of $723.8 million (including $10.3 million in converted off-balance sheet assets); or total capital of 16.90% of risk-weighted assets. This amount was $64.4 million above the 8.0% requirement in effect on that date.

The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The interest rate risk capital deduction, which was to go into effect on September 30, 1994 has been delayed until the OTS evaluates the process under which institutions may appeal such capital deductions. It is uncertain as to when this evaluation will be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. The Company does not anticipate any significant adjustments to the Bank's present capital requirements due to the expected implementation of this interest rate risk rule.

The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and, until such plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) will be subjected to one or more of additional specified actions and operating restrictions mandated by FDICIA. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate.

An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

If the OTS determines that an association is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice it is authorized to reclassify a well-capitalized association as an adequately capitalized association and if the association is adequately capitalized, to impose the restrictions applicable to an undercapitalized association. If the association is undercapitalized, the OTS is authorized to impose the restrictions applicable to a significantly undercapitalized association.

Any undercapitalized association is also subject to other possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on all aspects of the association's operations or the appointment of a receiver or conservator or a forced merger into another institution.

The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability. If the OTS or the FDIC require the Company to raise additional capital through the issuance of common stock or other instruments, such issuance may result in the dilution of the Company's shareholders' ownership interest since shareholders do not have preemptive rights.

Limitations on Dividends and Other Capital Distributions of the Bank. OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions that include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. See "--Regulatory Capital Requirements."

Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations may make capital distributions of up to 75% of net income over the most recent four quarter periods.

Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Bank will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity. All savings associations, including Magnolia Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5.0%, but there has been some discussion by the OTS of lowering this rate to 4.0%.

In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 9.31% and a short-term liquid assets ratio of 9.13%.

Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets as defined by regulation in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, a savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. As of June 30, 1997, the Bank met the QTL test, and it has always been in compliance with the QTL requirement.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF insured until the FDIC permits it to transfer to the BIF. If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and becomes subject to all restrictions on bank holding companies. See "--Holding Company Regulation."

Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with the examination of Magnolia Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Magnolia Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance as of March 31, 1995 and received a rating of outstanding.

Transactions  with  Affiliates.   Generally,   transactions  between  a  savings
association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of Magnolia Federal include the Company and any company that is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Magnolia Federal's subsidiary is not deemed an affiliate; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflicts of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries that also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law. The stock of the Company is registered with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, Magnolia Federal is required to purchase and maintain stock in the FHLB of Dallas. At June 30, 1997, Magnolia Federal had $15.6 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 4.98% and were 6.15% for calendar year 1996.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in Magnolia Federal's capital.

For the year ended December 31, 1996 dividends paid by the FHLB of Dallas to Magnolia Federal totaled $636,800 which constitute a $87,600 increase over the amount of dividends received in calendar year 1995. The $229,100 stock dividend received for the quarter ended June 30, 1997 reflected an annualized rate of 6.0%, compared to a rate of 6.15% for calendar 1996.

Federal and State Taxation. Prior to the enactment of recent legislation, savings associations such as the Bank that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Code were permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of this bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) was computed under either the experience method or the percentage of taxable income method (based on an annual election). Legislation signed into law in August 1996 eliminated the percentage of taxable income method in future years and will require recapture of approximately $10.4 million post-1987 bad debt reserves over a six-year period. The Bank has provided for the related taxes as a deferred tax liability and payment of income taxes on the recapture of post-1987 bad debt reserves will not have a material effect on future earnings. The Bank delayed the recapture of bad debt reserves for fiscal 1997, and may delay recapture another year if it meets certain loan origination tests. The amount of bad debt deduction claimed pre-1988 of approximately $13.5 million will not be subject to tax recapture unless the Bank or its' successor is liquidated at some future date.

In addition to the regular income tax, corporations, including the Company, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including the Company, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves based on loss experience and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1997, the Bank's Excess for tax purposes totaled approximately $23.4 million.

The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

The Company and its consolidated subsidiaries were audited by the IRS with respect to consolidated federal income tax returns for the three years ended June 30, 1993. With respect to the years examined and concluded by the IRS all deficiencies have been satisfied.

Mississippi Taxation. The Company and the Bank and its subsidiaries are subject to the Mississippi corporate income tax and franchise tax to the extent that such corporations are engaged in business in the state of Mississippi or have income that is generated in the state. The franchise tax is imposed at a rate of $2.50 per $1,000, or fractional part thereof, of capital, surplus, undivided profits and reserves employed in Mississippi. The income tax is imposed at a rate of 3% on the first $5,000 of taxable income, 4% on the next $5,000 of taxable income and 5% on taxable income in excess of $10,000. A Mississippi combination return of corporate income tax must be filed annually.

Alabama Taxation. The Bank is subject to Alabama financial institution excise tax to the extent of income generated by the retail branches and loan origination offices located in the state. The excise tax is imposed at a rate of 6%.

Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.


EXECUTIVE OFFICERS OF THE COMPANY

The following paragraphs set forth the name, age and biographical sketch of each of the executive officers of the Company as of June 30, 1997.

Robert S. Duncan, age 61, served as President of the Company from 1991 until his selection in 1993 as Chairman of the Board of the Company. Since 1991 he has served as the Company's Chief Executive Officer. Mr. Duncan joined the Bank in 1968 as an Assistant Secretary, became an Executive Vice President in 1972, and President in 1977. He was Chief Executive Officer of the Bank from 1983 until March 1996, and has served as Chairman of the Board since 1984. For eight years prior to joining Magnolia Federal, Mr. Duncan served as a manager for the accounting firm of KPMG Peat Marwick LLP. Mr. Duncan is a past Director of the FHLB of Dallas and former State Director of the Savings and Loan Foundation and the Institute of Financial Education. He is past President of the Mississippi League of Savings Institutions and the Mississippi Financial Managers Society and currently serves on the Board of Directors of the Mississippi Bankers
Association.   He  has  been  active  with  the  America's   Community   Bankers
organization, serving several years on the Executive Committee, and as a Co-Chairman of the Governmental Affairs Committee. Mr. Duncan has served on the Thrift Institutions Advisory Council of the Federal Reserve Board, the SAIF of the FDIC and the Federal Reserve Board of Atlanta. Mr. Duncan holds a B.S. degree from Auburn University. He has attended the Graduate School of Savings and Loans at Indiana University and the Savings and Loan School for Executive Development at the University of Georgia.

Lou Ann Poynter, age 51, served as the Treasurer of the Company from 1991 until June 30, 1993, and previously served as Executive Vice President and Treasurer of Magnolia Federal. As of July 1, 1993, Ms. Poynter became President and Chief Operating Officer of the Company and of Magnolia Federal. She accepted the position of the Bank's Chief Executive Officer effective March 20, 1996. She joined the Bank in 1972, became Treasurer in 1975, and Senior Vice President in 1985. She was promoted to Executive Vice President and Treasurer in 1988 and served in that capacity until she became President on July 1, 1993. Ms. Poynter has served on the Thrift Industry Accounting Committee and as a National Director of the Financial Managers Society, Inc. She is past President of the Mississippi Financial Managers Society and has served on the Mississippi State Board of Public Accountancy. She currently serves on the Board of Directors and the Government Affairs Council of America's Community Bankers. She is a member of the Mississippi Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Ms. Poynter received her B.S. degree in Business Administration and M.S. degree in Accounting from the University of Southern Mississippi.

H. A. Moore, III, age 48, has been the Secretary of the Company since 1991 and served as outside General Counsel to the Bank from 1976 until February 1997 when he became Executive Vice-President and General Counsel to the Bank. Mr. Moore was the managing partner of the law firm of Moore and Jones, Hattiesburg, Mississippi prior to coming to Magnolia Federal, and has practiced law with the firm beginning in 1972. He received his B.A. and J.D. degree from the University of Mississippi in 1970 and 1972, respectively. He is a member of Omicron Delta Kappa honorary fraternity and Phi Alpha Delta legal fraternity. Mr. Moore has actively participated as a member and officer of the South Central Mississippi Bar Association and as a member and director of the Mississippi Bar Association. He has served as President of the Young Lawyers Division of the Mississippi Bar Association and has served on several committees of the Mississippi Bar, including the Ethics Committee. He is a member of the Mississippi Bar Foundation and has served as one of its directors. Mr. Moore is also a member of the American College of Mortgage Attorneys, the American Judicature Society, the American Bar Association and the South Mississippi Estate Planning Association. Mr. Moore has been an active member of the Attorney's Committee of America's Community Bankers.

Karen K. Griffis, age 38, has served as Treasurer of the Company since 1993. Ms. Griffis joined the Bank in 1982 and has been Treasurer and Chief Financial Officer of the Bank since 1993 and Senior Vice President since 1994. She presently serves on the Financial Institutions Accounting Committee of the Financial Managers Society, Inc. and on the Taxation Committee of the American Bankers Association. She is a member of the Mississippi Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Ms. Griffis received her B.S. degree in Business Administration and Master of Business Administration degree from the University of Southern Mississippi.

ITEM 2. PROPERTIES

The Company conducts its business through 62 retail banking offices and four loan origination offices located throughout Mississippi and Alabama, with the executive and administrative offices located in Hattiesburg, Mississippi and a data processing center in Jackson, Mississippi. The total net book value of the Company's premises and equipment at June 30, 1997 was $44.0 million. The following table sets forth information relating to each of the Bank's offices as of June 30, 1997.

                                                  DATE LEASED    NET BOOK VALUE
                         LOCATION                 OR ACQUIRED   AT JUNE 30, 1997
                         --------                 -----------   ----------------

Magnolia Plaza Office Building                        1981         $ 1,091,594
100 West Front Street
Hattiesburg, MS  39401
(Administrative offices)

Forrest Tower Office Building                         1992           6,377,781
Forrest Street
Hattiesburg, MS  39401
(Executive offices)

Kress Office Building                                 1994           2,059,243
101 West Front Street
Hattiesburg, MS  39401

Parking (corner Main & Pine Streets)                  1993             264,436
Hattiesburg, MS  39401

Office Building                                       1993             238,671
213 West Pine Street
Hattiesburg, MS  39401   (Parking/Purchasing)

Office Building                                       1985             994,784
480 Yazoo Street
Jackson, MS  39201   (Data Center offices)


                                    Branches
                                    --------
                                Southern Division
                                -----------------
130 West Front Street                                 1957             625,271
Hattiesburg, MS  39401


                                                  DATE LEASED    NET BOOK VALUE
                         LOCATION                 OR ACQUIRED   AT JUNE 30, 1997
                         --------                 -----------   ----------------


949 Broadway Drive                                    1971             397,408
Hattiesburg, MS  39401 (16th section ground
lease to 2046)

3318 Hardy Street                                     1983             364,566
Hattiesburg, MS  39401

4800 Hardy Street                                     1992             603,861
Hattiesburg, MS  39401

Highway 98 West, Wal-Mart Supercenter                 1994              37,200
Hattiesburg, MS  39401  (Leased with options
to 2009)

120 South Main Street                                 1976              34,495
Petal, MS  39465

704 Main Street                                       1983             211,301
Collins, MS  39428

11283 Highway 63 South                                1991             322,212
Lucedale, MS  39452

125 West College Avenue                               1976              71,257
Wiggins, MS  39577

407 Highway 11 South                                  1991             292,679
Picayune, MS  39466

801 Spring Street                                     1993             317,631
Waynesboro, MS  39360


                                 Coast Division
                                 --------------
2200 14th Street                                      1969             370,937
Gulfport, MS  39501

15380 at Dedeaux Road                                 1974             201,546
Gulfport, MS  39503

602 Courthouse Road                                   1990             307,781
Gulfport, MS  39501

110 West Beach Boulevard                              1975             239,466
Long Beach, MS  39560



                                                  DATE LEASED    NET BOOK VALUE
                         LOCATION                 OR ACQUIRED   AT JUNE 30, 1997
                         --------                 -----------   ----------------


1201 Jackson Avenue                                   1972             242,382
Pascagoula, MS  39567

125 Lameuse Street                                    1962             226,108
Biloxi, MS  39530

210 Eisenhower Drive                                  1986             239,200
Biloxi, MS  39530

10359 D'Iberville Boulevard                           1992             265,958
D'Iberville, MS  39531

811 Bienville Boulevard                               1974             353,661
Ocean Springs, MS  39564

4303 Gautier-Vancleave Road                           1988             142,656
Gautier, MS  39553

3436 Main Street                                      1992             230,175
Moss Point, MS  39563  (Leased with options
to 2010)

113 Davis Avenue                                      1991              93,707
Pass Christian, MS  39571


                                Capital Division
                                ----------------
200 North Congress Street                             1960           1,791,723
Jackson, MS  39205
   (Property  consists of one block near the
    Capitol in  downtown  Jackson  with
    six-story office building and other building.)

2925 Terry Road                                       1980             183,196
Jackson, MS  39212

4270 Robinson Road                                    1980             449,155
Jackson, MS  39209

4325 North State Street                               1985             744,860
Jackson, MS  39206



                                                  DATE LEASED    NET BOOK VALUE
                         LOCATION                 OR ACQUIRED   AT JUNE 30, 1997
                         --------                 -----------   ----------------


5260 I-55 North                                       1974              21,595
Jackson, MS  39211  (Leased to May 1999)

1280 East County Line Road                            1991             833,550
Ridgeland, MS  39157

1520 West Government Street                           1985             430,081
Brandon, MS  39042

609 Highway 80 East                                   1989             242,952
Clinton, MS  39056  (Leased with options to 2049)

147 East Peace Street                                 1974              77,102
Canton, MS  39046

Highway 51 North, Kroger Marketplace                  1994              37,135
Madison, MS  39130  (Leased with options to 2009)

3101 Highway 80 East                                  1994             335,363
Pearl, MS  39208  (Leased with options to 2013)

1050 Parkway Boulevard                                1995             628,619
Flowood, MS 39208


                                 Delta Division
                                 --------------
536 Washington Avenue                                 1966             382,946
Greenville, MS  38701

1531 Highway 1 South                                  1992             620,949
Greenville, MS  38701

104 North Broad Street                                1988             332,041
Leland, MS  38756

215 Highway 82 West                                   1987             307,439
Indianola, MS  38751

254 South Main Street                                 1964             202,410
Grenada, MS  38901

606 West Park                                         1991             276,962
Greenwood, MS  38930



                                                  DATE LEASED    NET BOOK VALUE
                         LOCATION                 OR ACQUIRED   AT JUNE 30, 1997
                         --------                 -----------   ----------------


                               Southwest Division
                               ------------------
210 State Street                                      1965             297,864
McComb, MS  39648

1324 Delaware Ave                                     1996             452,438
McComb, MS  39648

1000 Highway 13 North                                 1993             393,456
Columbia, MS  39429

513 State Street                                      1982             134,441
Natchez, MS  39120

148 North Shields Lane                                1997             731,099
Natchez, MS 39120

2000 Drummond Street                                  1987             269,724
Vicksburg, MS  39180

2150 South Frontage Road                              1996             684,187
Vicksburg, MS  39180

714A Halbert Heights Road                             1987             402,327
Brookhaven, MS  39601


                             South Alabama Division
                             ----------------------
851 South Beltline Highway                            1994           5,125,666
Mobile, AL  36606  (Also includes a 10-story
office building and parking)

4546 St. Stephens Road                                1994              98,322
Mobile, AL  36613

1950 Government Boulevard                             1994             555,762
Mobile, AL  36606

3960 Government Boulevard                             1994              41,581
Mobile, AL  36609

103 South Highway 43                                  1994             199,667
Mobile, AL  36571



                                                  DATE LEASED    NET BOOK VALUE
                         LOCATION                 OR ACQUIRED   AT JUNE 30, 1997
                         --------                 -----------   ----------------


5416 Highway 90 West                                  1994             507,480
Mobile, AL   36619

5127 Moffat Road                                      1994             111,042
Mobile, AL  36618

7690 Airport Boulevard                                1994             117,711
Mobile, AL  36608

701 Hillcrest Road                                    1994             296,719
Mobile, AL  36609

2861 Springhill Avenue                                1994             292,371
Mobile, AL  36607

1808 South Craft Highway                              1994               5,349
Chickasaw, AL  36611  (Leased with options
to 2005)

1190 S. McKenzie Street                               1994              85,000
Foley, AL  36535  (Leased with options
to 1997)

Highway 98, Wal-Mart Supercenter                      1995              46,154
Daphne, AL  36526  (Leased with options
to 2010)


                            Loan Origination Offices
                            ------------------------
110 S. 37th Avenue                                    1990             283,186
Hattiesburg, MS  39401

11477 Highway 49 North                                1995                   -
Gulfport, MS  39503  (Monthly lease)

28186 Highway 98                                      1993                   -
Daphne, AL  36526  (Leased with options to 2000)

837A Highway 90                                       1995                   -
Bay St. Louis, MS  39520  (Leased with options
to 2001)

The Company owns the majority of its branch offices. At June 30, 1997, the Company had completed the process of renovating a ten-story office building in downtown Hattiesburg, Mississippi, that was purchased in 1992 for expansion of its administrative offices. Approximately $5.8 million was invested in the building renovation and restoration. The Company also completed an upgrade to its automated teller and platform systems during fiscal 1997 at a cost of approximately $3.6 million for customized software, related hardware and an enhanced data communications network.

The Company maintains an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by the Company at June 30, 1997 was $3.4 million.


ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings will not have a material effect on the Company's consolidated financial statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  A Special Meeting of Stockholders was held on August 20, 1997.

(b) At this Special Meeting of Stockholders, the Stockholders considered a proposal to adopt the Agreement and Plan of reorganization, dated as of May 8, 1997, by and between Magna and Union Planters Corporation, a Tennessee corporation ("UPC"), and the related Plan of Merger (the "Plan of Merger"), by and between Magna and UPC Merger Subsidiary, Inc., a wholly-owned subsidiary of UPC ("UPC Merger Subsidiary"), pursuant to which (i) Magna will merge (the "Merger") with UPC Merger Subsidiary, with the effect that Magna will be the surviving corporation resulting from the Merger, (ii) each share of the $.01 par value common stock of Magna issued and outstanding at the effective time of the Merger will be converted into
     0.5165 of a share of the $5.00 par value common stock of UPC, and the associated "Preferred Share Rights" (as defined in the accompanying Proxy Statement/Prospectus), subject to possible adjustment, and cash in lieu of any fractional share, and (iii) UPC will assume the obligations of Magna under various stock plans and adopt substitute plans where appropriate.

                The vote on the proposed merger was as follows:

         FOR              AGAINST           ABSTAIN          BROKER NON-VOTES
         ---              -------           -------          ----------------
      10,483,958          84,993             6,561                   0

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Information

The Company's common stock is traded over-the-counter via the Nasdaq National Market under the symbol MGNL. At June 30, 1997, its 13,754,266 outstanding shares were owned by 1,240 shareholders of record. The table below indicates the high and low common stock prices as reported on the Nasdaq National Market each quarter for the past two fiscal years, adjusted for stock dividends.

                                                    Prices*
                                            ------------------------
          Quarter Ended                         High         Low
          --------------------              ------------  ----------
          September 30, 1995                $ 15.500       $ 12.375
          December 31, 1995                   15.000         14.250
          March 31, 1996                      15.875         14.375
          June 30, 1996                       18.625         14.500
          September 30, 1996                  22.500         17.500
          December 31, 1996                   20.750         17.000
          March 31, 1997                      20.250         17.000
          June 30, 1997                       27.500         16.750

          *Adjusted for two-for-one stock split in the form of a 100% stock dividend declared on July 17, 1996 and paid on August 15, 1996.


Cash Dividends

The Company paid quarterly cash dividends (without restatement for stock splits and stock dividend) of $0.085 per share from June 30, 1991, the end of the first quarter after completing its initial public offering through September 30, 1994; it paid $0.10 per share each quarter from December 31, 1994 through September 30, 1995, and it has paid $0.15 per share each quarter since December 31, 1995. The Board of Directors intends to continue the payment of quarterly cash dividends, dependent on the future earnings and financial condition of the Company until the merger with Union Planters Corporation becomes effective. The Company's ability to pay dividends is dependent on the dividend payments it receives from its subsidiary, Magnolia Federal Bank for Savings, which are subject to regulations and the Bank's continued compliance with regulatory capital requirements.

ITEM 6. SELECTED FINANCIAL DATA

Magna Bancorp, Inc.
Selected Consolidated Financial and Other Data

                                                                                  At June 30
                                                -------------------------------------------------------------------------------
                                                      1997            1996            1995          1994            1993
                                                -------------------------------------------------------------------------------
                                                                                (In Thousands)
Selected Consolidated Financial Data
Total assets .............................        $1,353,242       1,308,658       1,159,423       1,115,169       1,046,099
Loans receivable, net ....................           928,093         863,762         798,586         714,957         734,671
Mortgage-backed securities ...............           132,912         166,087          81,264         114,068          72,105
Other securities .........................            73,854          74,675          83,648          90,695          51,882
Deposits .................................           915,395         922,370         917,718         972,644         926,918
Borrowings from FHLB of Dallas
  and others:
     Short-term ..........................           165,299         125,000         100,000               -               -
     Long-term ...........................            93,150          96,961               -             571             498
Stockholders' equity .....................           138,372         125,819         115,319          96,238          78,771


                                                                             Years Ended June 30
                                                -------------------------------------------------------------------------------
                                                      1997            1996            1995          1994            1993
                                                -------------------------------------------------------------------------------
                                                                                (In Thousands)
Selected Consolidated Operations Data
Total interest income .........................    $ 111,924         106,747          96,844         85,767         85,919
Total interest expense ........................       46,246          41,653          34,136         25,019         29,035
                                                   ---------       ---------       ---------      ---------      ---------
    Net interest income .......................       65,678          65,094          62,708         60,748         56,884
Provision for possible loan losses ............        3,136           1,633             418            688          1,573
                                                   ---------       ---------       ---------      ---------      ---------
    Net interest income after provision for
     possible loan losses .....................       62,542          63,461          62,290         60,060         55,311
Loan servicing income, net ....................       12,128          12,424          12,080          4,357          1,903
Service fees on deposits ......................       18,738          16,407          13,362         10,875          9,494
Unrealized holding gains(losses) on trading
 securities and loans held for sale, net ......        2,412          (1,293)            864           (881)             -
Gains on sales of loans and securities ........          521           1,537             843            752          4,931
Other noninterest income ......................        5,338           8,541           8,097          8,928          2,343
Special SAIF deposit insurance assessment .....       (5,917)              -               -              -              -
Noninterest expense ...........................      (65,738)        (68,026)        (66,310)       (58,527)       (48,566)
                                                   ---------       ---------       ---------      ---------      ---------
    Earnings before income taxes ..............       30,024          33,051          31,226         25,564         25,416
Income tax expense ............................       11,465          11,942          12,201          9,930          9,415
                                                   ---------       ---------       ---------      ---------      ---------
   Earnings before cumulative effect of
    accounting changes ........................       18,559          21,109          19,025         15,634         16,001
Cumulative effect of accounting changes .......           -                -               -          3,868              -
                                                   ---------       ---------       ---------      ---------      ---------
   Net earnings ...............................    $  18,559          21,109          19,025         19,502         16,001
                                                   =========       =========       =========      =========      =========

                                                                      At and For the Years Ended June 30
                                                 -----------------------------------------------------------------------------
                                                     1997            1996            1995          1994             1993
                                                 -----------------------------------------------------------------------------
Per Share Data (1)
Book value (end of year) .......................   $    10.06          9.18           8.20          6.85            5.61
Earnings per share before cumulative
  effect of accounting changes .................         1.34          1.50           1.33          1.10            1.15
Cumulative effect of accounting changes ........            -             -              -          0.27               -
Earnings per share after cumulative
  effect of accounting changes .................         1.34          1.50           1.33          1.37            1.15
Cash dividends .................................         0.60          0.25           0.18          0.08            0.04

Other Data

Net interest margin (2) ........................         5.64%         6.02%          6.21%         6.47%           6.53%
Return on average assets .......................         1.40%         1.72%          1.66%         1.83%           1.65%
Return on average assets, excluding
  cumulative effect of accounting changes ......         1.40%         1.72%          1.66%         1.47%           1.65%
Return on average equity .......................        14.27%        17.34%         18.28%        21.88%          22.69%
Return on average equity, excluding
  cumulative effect of accounting changes ......        14.27%        17.34%         18.28%        17.54%          22.69%
Average stockholders' equity as a
  percentage of average total assets ...........         9.83%         9.93%          9.07%         8.39%           7.27%
Stockholders' equity as a percentage
  of total assets (end of year) ................        10.23%         9.61%          9.95%         8.63%           7.53%
Non-performing assets as a percentage
  of total assets (end of year) (3) ............         2.08%         2.52%          2.45%         2.37%           1.76%
Net charge-offs as a  percentage
  of average loans .............................         0.24%         0.16%          0.13%         0.08%           0.06%
Allowance for possible loan losses
  as a percentage of loans (end of year) .......         1.11%         1.08%          1.14%         1.35%           1.30%
Dividend payout percentage .....................        44.78%        16.67%         13.86%         6.20%           3.41%
Number of full-service offices .................           62            61             60            57              45
Number of NOW and checking accounts ............      160,804       154,704        139,100       126,943         107,680
Number of other deposit accounts ...............      113,448       112,157        108,494       110,646          94,553
Number of mortgage loans serviced
  for others ...................................       76,365        79,440         89,652        96,052          86,099

(1) Per share data has been adjusted for a two-for-one stock split in the form of a 100% dividend declared in July 1996.

(2)  Net interest income divided by interest-earning assets.

(3) Non-performing assets, net of unearned discounts, deferred loan fees and undisbursed loan funds, consist of non- accruing loans, troubled debt restructurings and foreclosed real estate. Non-performing assets do not include accruing loans that are in a delinquent status.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Magna Bancorp, Inc. (the "Company") was incorporated on September 10, 1990 under the laws of the State of Delaware and became the holding company of Magnolia Federal Bank for Savings ("Magnolia Federal" or the "Bank") on March 8, 1991 in connection with the conversion of the Bank from a mutual to a stock savings bank. The Company's other operations consist of Magna Insurance Company ("Magna Insurance"), a life insurance company; Realty Services, Inc., an appraisal company; Comserv, Inc., a title and hazard insurance agency; and Magna Financial Services, Inc., an investment company. Each company's operations are designed to cohesively serve and enhance the profitability and operations of Magna Bancorp, Inc.

Magnolia Federal is a federally chartered, stock savings bank with its headquarters in Hattiesburg, Mississippi. Founded in 1934, Magnolia Federal serves its Mississippi and Alabama markets through a network of 62 retail banking offices and four home loan origination offices that stretch from the northern Mississippi Delta and Jackson metropolitan area to the Mississippi Gulf Coast and Mobile, Alabama.

As the Company's primary source of revenue, Magnolia Federal meets the financial requirements of the communities it serves by offering a variety of competitively priced products and services to meet the needs of its various market segments. Its deposits are insured up to applicable limits by the Federal Deposit
Insurance Corporation ("FDIC"). For over 60 years, the Bank has attracted deposits from the general public that serve as the primary source of funding for the origination of one- to four-family residential loans and consumer loans. Through several successful mergers and deposit acquisitions over the past 25 years, the Bank has expanded its operations and enhanced its market stability, diversity and opportunity for profitability.

Magna Mortgage Company ("Magna Mortgage"), a subsidiary of Magnolia Federal, provides mortgage loan processing, closing and servicing functions to the Bank and also services approximately $3.1 billion of loans for others. Through a broker/correspondent network, Magna Mortgage has extended the Bank's mortgage lending capability throughout the southeastern United States.

Mortgage protection, credit life and disability insurance coverage are provided to Magnolia Federal's loan customers through Magna Insurance, which also offers tax-deferred annuities and final expense (burial) insurance to the Bank's depositors and the general public. Appraisal services are offered by Realty Services, Inc. to loan customers of Magnolia Federal. Comserv, Inc. is a title and hazard insurance agency that represents several title insurance companies, and offers limited, specialized hazard insurance coverage.

The following discussion of the results of operations and financial condition of the Company's consolidated organization should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


General

Consolidated net earnings were $18.6 million for the year ended June 30, 1997, representing a return on average assets of 1.40% and a return on average equity of 14.27%. Net earnings for the current year included recognition of a $5.9 million pretax expense for a one-time, special deposit insurance assessment required of SAIF-insured savings institutions, such as Magnolia Federal, of 0.657% of deposits. Excluding the effect of the expense for the one-time, special assessment, net earnings for the year ended June 30, 1997 were $22.2 million, or $1.60 per share, and annualized return on average assets and return on average equity were 1.68% and 17.08%, respectively. For the year ended June 30, 1996, net earnings were $21.1 million, return on average assets was 1.72% and return on average equity was 17.34%. Although the Company experienced a decline in net interest margin to 5.64%, compared to 6.02% the prior fiscal year, net interest income increased slightly due to increased interest-earning assets. The provision for possible loan losses increased in the current year due to increased consumer loan and credit line charge-offs. Service fees on deposits increased from fiscal 1996, and net realized and unrealized gains on securities and loans were also higher in the current year. Declines in loan originations resulted in lower fees and other income related to loan originations. Expenses related to the Company's pending merger were incurred during the fiscal year that partially offset the decrease in compensation, advertising and deposit premium amortization experienced during fiscal 1997, compared to the prior year period.


Interest Income

Interest income totaled $111.9 million for the year ended June 30, 1997, reflecting increased balances in average interest-earning assets. The yield on interest-earning assets declined to 9.61% in fiscal 1997, compared to 9.87% in fiscal 1996, due to higher average balances in lower-yielding mortgage-backed securities and an overall decline in the Company's loan yields. The increase in average interest-earning assets to $1.2 billion in fiscal 1997 from $1.1 billion in fiscal 1996 was primarily due to growth in the Company's portfolio of loans to $889.9 million in fiscal 1997, compared to $851.7 million in fiscal 1996. A decline in the average loan yield to 10.47% in fiscal 1997 from 10.63% in fiscal 1996 reflected the impact of holding $226.2 million of secondary-market mortgage loans originated at an average interest rate of 7.67% in the portfolio prior to packaging these loans into mortgage-backed securities. The lower yield on these fixed-rate loans, which were retained on a short-term basis, was partially offset by the repricing of the Company's adjustable-rate loans at slightly higher short-term interest rates. Average balances of mortgage-backed securities also increased in the current year, compared to the prior year, as investments were made in mortgage-backed securities originated by the Company. The investment in other securities declined during fiscal 1997, as funds from maturing securities were partially reinvested in lower-yielding equity securities.


Interest Expense

For the year ended June 30, 1997, interest expense increased to $46.2 million, compared to $41.7 million in fiscal 1996, as a result of increased average balances in interest-bearing, non-deposit liabilities that carry comparatively higher interest rates than insured deposit accounts. The higher rates paid on and greater volume of borrowings from the Federal Home Loan Bank of Dallas ("FHLB of Dallas") increased the weighted average cost of interest-bearing liabilities to 4.64% in fiscal 1997 from 4.52% in fiscal 1996. Funding for the Company's expanding loan portfolio was primarily provided by an average balance increase in interest-bearing liabilities to $997.2 million in the current year, compared to $921.4 million in the prior year. FHLB of Dallas borrowings, the major funding source for new loan originations, increased to $244.5 million during 1997 at an average rate of 6.12%, compared to $163.1 million at an average rate of 6.38% during fiscal 1996.


Net Interest Income

Net interest income, the fundamental source of a financial institution's earnings, represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income is impacted by changes in the volume of interest-earning assets and interest-bearing liabilities and by changes in the corresponding interest rates.

During fiscal 1997, net interest income increased $600,000, or 0.9%, to $65.7 million, compared to $65.1 million in fiscal 1996, due to increases in the Company's average loan and mortgage-backed securities portfolios that were offset by a decrease in the average net yield. Growth in average interest-earning assets was $82.3 million, or 7.6%, in fiscal 1997, while average balances of interest-bearing liabilities increased $75.7 million, or 8.2%, from the prior year. Funding for the asset growth was provided by non-deposit borrowings, which increased $81.3 million, or 49.8%, from the prior year average. The Company's net interest margin decreased to 5.64% during fiscal 1997 from 6.02% in the prior year, primarily due to a decline in the Company's net interest rate spread to 4.98% for fiscal 1997 from 5.35% for the prior year from the combined impact of a decrease in the average yield on interest-earning assets of 25 basis points and a 12-basis-point increase in the average rate paid on interest-bearing liabilities.

The following table sets forth, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, together with the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. Average balances are daily average balances. Interest-earning assets include nonaccruing loans and assets held for sale, available for sale and held for trading and exclude allowances for possible loan losses and fair value adjustments on certain loans and securities. Interest earned includes the accretion of loan origination fees and purchase discounts.

TABLE 1. ANALYSIS OF YIELD/RATE ON INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES


                                                                            Years Ended June 30
                                       ---------------------------------------------------------------------------------------------
                                                    1997                            1996                            1995
                                       ------------------------------- ------------------------------- -----------------------------
                               At
                             June        Average    Interest            Average     Interest             Average     Interest
                               30,     Outstanding   Earned/   Yield/   Outstanding Earned/   Yield/   Outstanding   Earned/  Yield/
                              1997       Balance      Paid     Rate     Balance      Paid      Rate      Balance      Paid    Rate
                             --------  ------------------------------- ------------------------------- -----------------------------
                                                                          (Dollars in Thousands)
ASSETS
  Interest-earning assets:
    Loans receivable .......   9.82%  $ 889,878   $  93,147    10.47%    $  851,749   90,540   10.63%  $   769,397  $ 79,631  10.35%
    Mortgage-backed
      securities ...........   6.87     177,665      12,130     6.83        109,859    7,845    7.14       121,697     8,788   7.22
    Other securities and
  interest-earning assets ..   6.04      96,222       6,647     6.91        119,861    8,362    6.98       119,125     8,425   7.07
                                      ---------   ---------   ---------   ---------  -------  --------   ---------   -------- ------

        Total interest-
         earning assets (1)    9.13   1,163,765     111,924     9.62      1,081,469  106,747    9.87     1,010,219    96,844   9.59
                                      ---------   ---------   ---------   ---------  -------  --------   ---------   -------- ------
      Noninterest-earning
      assets ...............            159,478                             144,172                        136,731
                                      ----------                          ---------                      ---------
        Total assets .......        $ 1,323,243                          $1,225,641                    $ 1,146,950
                                      ==========                          =========                    ===========

LIABILITIES AND STOCKHOLDERS'
 EQUITY
  Interest-bearing
  liabilities:
    NOW accounts ...........   2.08%  $ 116,388       2,171     1.87     $  111,484    1,943    1.74   $   114,572     1,979   1.73
    Money market accounts ..   2.99      32,734       1,055     3.22         34,328      891    2.60        44,208     1,108   2.51
    Passbook and statement
      accounts .............   2.52     127,872       3,350     2.62        131,269    3,407    2.60       134,501     3,257   2.42
    Certificates of deposit.   5.31     475,722      24,708     5.19        481,213   25,008    5.20       489,127    21,817   4.46
    Borrowings from the FHLB
     of Dallas and other ...   6.05     244,451      14,962     6.12        163,149   10,403    6.38        95,046     5,975   6.29
                                       ---------   ---------   ---------   ---------  -------  --------   ---------   -------- -----
        Total interest-
         bearing liabilities   4.69     997,167      46,246     4.64        921,443   41,652    4.52       877,454    34,136   3.89
                                       ---------   ---------   ---------   ---------  -------  --------   ---------   -------- -----
   Noninterest-bearing
    liabilities:
      Deposits .............            147,384                             170,536                        137,471
      Other liabilities.....             48,605                              11,900                         27,943
                                      ----------                          ---------                      ---------
        Total liabilities....         1,193,156                           1,103,879                      1,042,868
  Stockholders' equity ......           130,087                             121,762                        104,082
                                      ----------                          ---------                      ---------
        Total liabilities and
          stockholders' equity      $ 1,323,243                          $1,225,641                    $ 1,146,950
                                      ==========                          =========                    ===========
  Net interest income/
    Net interest rate spread (2)                  $  65,678     4.98%                $65,095    5.35%                $62,708   5.70%
                                                  =========     =====                =======    =====                =======   =====
  Net interest margin (3) ......                                5.64%                           6.02%                          6.21%
                                                                =====                           =====                          =====
  Ratio of average interest-
      earning assets to
      average interest-
      bearing liabilities ......                                1.17x                           1.17x                          1.15x

(1) Does not include mark-to-market adjustments on assets held for sale, available for sale or held for trading and allowance for possible loan losses.
(2) Net interest rate spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

The table below illustrates the extent to which changes in interest rates and changes in volumes of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. It distinguishes between differences in interest income and expense related to changes in outstanding balances and the variation due to movements in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to (i) changes in rate (multiplied by prior volume) and (ii) changes in volume (multiplied by prior rate). Differences attributable to the combined impact of rate and volume have been allocated proportionately to the change due to rate and the change due to volume.


Table 2. Analysis of Changes in Net Interest Income

                                                                               Years Ended June 30
                                             ---------------------------------------------------------------------------------------
                                                            1997 vs. 1996                               1996 vs. 1995
                                             -------------------------------------------- ------------------------------------------
                                                 Increase (Decrease)           Total         Increase (Decrease)          Total
                                                        Due to               Increase               Due to               Increase
                                             -----------------------------                ---------------------------
                                                 Volume          Rate       (Decrease)       Volume         Rate        (Decrease)
                                             --------------- ------------- -------------- -------------  ------------ --------------
                                                                                 (In Thousands)
Interest-earning assets:
  Loans receivable .........................     $ 3,991       (1,384)           2,607        8,708            2,201       10,909
  Mortgage-backed securities ...............       4,640         (355)           4,285         (847)             (96)        (943)
  Other securities and interest-earning
    assets .................................      (1,632)         (83)          (1,715)          49             (112)         (63)
                                                 -------      -------          -------      -------          -------      -------

      Total interest-earning assets ........       6,999       (1,822)           5,177        7,910            1,993        9,903
                                                 -------      -------          -------      -------          -------      -------

Interest-bearing liabilities:
  NOW accounts .............................          84          144              228          (48)              12          (36)
  Money market accounts ....................         (43)         207              164         (256)              39         (217)
  Passbook and statement accounts ..........         (84)          27              (57)         (82)             232          150
  Certificates of deposit ..................        (257)         (43)            (300)        (360)           3,551        3,191
  Borrowings from the FHLB of
    Dallas .................................       4,999         (440)           4,559        4,341               87        4,428
                                                 -------      -------          -------      -------          -------      -------

      Total interest-bearing liabilities ...       4,699         (105)           4,594        3,595            3,921        7,516
                                                 -------      -------          -------      -------          -------      -------

Increase (decrease) in net interest
  income ...................................     $ 2,300       (1,717)             583        4,315           (1,928)       2,387
                                                 =======      =======          =======      =======          =======      =======

Provision for Possible Loan Losses

The provision for possible loan losses was increased to $3.1 million in fiscal 1997, compared to $1.6 million in fiscal 1996, resulting in an allowance for possible loan losses at June 30, 1997 of $10.4 million, or 1.11% of total loans receivable. The increase in the current year's provision was primarily due to increased consumer loan charge-offs and increases in the allowance for possible losses attributable to such loans. Management continually evaluates the allowance for possible loan losses and adjusts the provision based on the growth, composition and performance of the loan portfolio, giving consideration to loss experience, current economic conditions and other factors. Although management uses available information to recognize possible loan losses and to determine that the carrying value of real estate owned does not exceed fair value, future additions to the allowance for possible loan losses or future writedowns to real estate owned may be necessary based on changes in economic or market conditions.

As discussed more fully under "Asset Quality," nonperforming assets decreased to $28.1 million at June 30, 1997, compared to $33.0 million at June 30, 1996. The decrease was primarily in one- to four-family residential mortgage loans and foreclosed properties. In previous periods, a substantial portion of the foreclosed properties and delinquent one- to four-family residential loans were related to a portfolio of high-yielding, delinquent, single-family mortgage loans purchased by the Bank in fiscal 1994 at a substantial discount. The Bank continues to aggressively service these loans to improve the delinquent status or foreclose on the property and does not anticipate any significant losses. A substantial portion of the increased provision for loan losses was due to increased charge-offs in the consumer loan portfolio. Net consumer charge-offs during fiscal 1997 nearly doubled to $1.4 million, compared to the prior year, and additional provisions were made to cover possible future losses. Accruing loans delinquent 90 days or more, consisting primarily of FHA/VA insured/guaranteed loans that have limited risk of loss, declined to $11.4 million at June 30, 1997 from $19.5 million at June 30, 1996. The Company curtailed the repurchase of delinquent FHA/VA insured/guaranteed loans from its servicing portfolio in fiscal 1997, by limiting repurchases to loans with higher interest rates, as discussed more fully under "Asset Quality." The portfolio of FHA/VA loans serviced declined significantly due to a sale in fiscal 1996 of $168.4 million of servicing rights on such loans which limited the availability of loans for repurchase. During the course of a limited scope examination of the Bank as of June 30, 1997, that focused primarily on asset quality, the Office of Thrift Supervision ("OTS") reviewed the Bank's allowance for possible loan losses and determined it adequate to absorb foreseeable loan losses considering present and expected future economic conditions.


Noninterest Income

Noninterest income is comprised of ancillary income and fees from deposit accounts, loan originations, loan servicing, real estate and investment sales. Total noninterest income increased $1.5 million, or 4.0%, to $39.1 million for fiscal 1997, from $37.6 million for fiscal 1996, primarily from increases in service fees on deposits and the net gains, realized and unrealized, on assets held for sale or held for trading.

Service fees on deposits increased 14.2% to $18.7 million in fiscal 1997 from $16.4 million in fiscal 1996. The average number of NOW and checking accounts increased to approximately 160,000 accounts for the year ended June 30, 1997, compared to 150,000 the prior year, with an average annual service fee collected per account of $117 during fiscal 1997, compared to $110 during fiscal 1996. The increased average number of deposit customers also contributed to the increase in other service fees and commissions on non-deposit products and services.

Unrealized holding gains were $2.4 million in fiscal 1997, compared to $1.3 million of net losses in fiscal 1996. Included in unrealized holding gains was a $1.3 million gain on equity securities the Company purchased and held in the trading portfolio. The sale of the Company's portfolio of mortgage-backed securities held for trading in the current fiscal year resulted in a reversal of a prior year net unrealized loss of $920,000 on such securities. Realized gains on sales of assets held for sale or trading decreased to $520,000 in fiscal 1997, compared to $1.5 million in fiscal 1996, primarily due to increased direct deferred costs of originating loans that increased the carrying value of newly originated mortgage-backed securities. The volume of sales remained fairly steady between the two fiscal periods.

Other income, net, decreased $2.5 million, or 61.2%, during fiscal 1997 to $1.6 million, compared to $4.1 million in the prior fiscal year. Other income in fiscal 1996 included a net gain of $1.0 million on the sale of $168.4 million of FHA/VA mortgage loan servicing rights. The decline in the Company's mortgage loan origination volume to $455.3 million in fiscal 1997 from $502.7 million in fiscal 1996 resulted in a decline in appraisal fees, insurance commissions and other loan-related income. Increased originations through the Company's broker/correspondent network were partially offset by a 22.4% decline in the origination volume from the Bank's internal network of originators in the current year, compared to fiscal 1996.

Net loan servicing income decreased $295,000, or 2.4%, to $12.1 million in fiscal 1997, compared to $12.4 million in fiscal 1996. Amortization of the cost of purchased mortgage servicing rights ("PMSR") in the current year was $3.7 million, compared to $4.5 million in fiscal 1996. Amortization of originated mortgage servicing rights ("OMSR") was $1.0 million in fiscal 1997, compared to $349,000 the prior year. The decline in servicing fees collected resulted from the combined impact of a two-basis-point decrease in the Company's average servicing fee rate and a reduction in the average balance of loans serviced to $3.1 billion in fiscal 1997 from $3.2 billion in the prior year. The unamortized cost of PMSR and OMSR at June 30, 1997 was $5.7 million and $2.9 million, respectively, representing a combined 0.28% of the $3.1 billion portfolio of mortgage loans serviced for others.

The net losses on sales and operations of foreclosed assets increased $432,000 in fiscal 1997 to $1.9 million from $1.4 million in the prior year as a result of the increased number of foreclosures during the year and the related expenses incurred to repair the properties. Immediately upon acquiring title to foreclosed property, the Company incurs the expense of making necessary repairs to the property and restoring it to a salable condition. The Company generally does not sell foreclosed property in "as is" condition at distressed sales prices. By making the necessary expenditures to repair the property, the Company is able to minimize its losses on the ultimate sale of the property at market prices. Approximately 270 foreclosed, single-family properties were repaired and sold during fiscal 1997, and an additional 170 properties were repaired and made available for sale.


Noninterest Expense

The deposits of savings associations such as Magnolia Federal are insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). In 1995, the FDIC recognized that the BIF was fully capitalized at its statutory reserve ratio and reduced the premium schedule for BIF insured banks to a rate as low as zero percent in 1996. The SAIF rates, however, were not adjusted because the SAIF had not yet attained its required reserve ratio. To eliminate the disparity between premiums paid by BIF and SAIF member institutions and any resulting competitive advantage of BIF-insured institutions over SAIF-insured institutions, federal legislation was enacted on September 30, 1996 providing for a one-time, special assessment of 0.657% imposed on all SAIF deposits held as of March 31, 1995 in order to recapitalize the SAIF. The legislation also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. This one-time assessment resulted in a $5.9 million charge to the Company's pretax earnings for the fiscal year ended June 30, 1997. The SAIF recapitalization plan also provides for a reduction in annual SAIF assessment rates in future periods that will result in an estimated annual benefit to the Company of $1.5 million before income taxes.

Noninterest expense, exclusive of the FDIC's special insurance assessment, decreased $2.3 million, or 3.4%, to $65.7 million for fiscal 1997 from $68.0 million for fiscal 1996. Compensation and related expenses decreased $396,000, or 1.3%, to $30.3 million during fiscal 1997, compared to the prior year. The Company's focus on efficiency was reflected by declines in the number of employees and overtime hours worked. Cost savings in compensation were offset by the higher costs of enhanced employee benefit plans of $2.3 million compared to $1.8 million in the prior year. Expenditures for advertising decreased $1.0 million to $1.5 million for the year ended June 30, 1997, compared to $2.5 million the prior year. Subsequent to January 1, 1997, the Company was assessed lower deposit insurance premiums by the FDIC due to the special, one-time premium paid in September 1996 which resulted in a lower cost for deposit insurance in fiscal 1997 of $1.3 million compared to $2.1 million in the prior year. The amortization of premium on purchased deposits related to the acquisition of Altus Federal Savings Bank ("Altus") from the Resolution Trust Corporation ("RTC") in 1995 declined $888,000 to $2.9 million in fiscal 1997 from $3.8 million the prior year. The Company experienced reductions in mortgage servicing costs, partially due to the Company's decreased portfolio of FHA/VA loans serviced for others. Professional fees increased to $3.8 million in fiscal 1997, compared to $2.9 million in fiscal 1996, primarily due to expenses related to the Company's pending merger with Union Planters Corporation. Rent and other occupancy expense increased during the current fiscal year due to utilization of a recently renovated ten-story corporate office building. Equipment and fixtures expense reflected increased costs due to the installation of a new teller platform system during fiscal 1997.

The Company continued its efforts in fiscal 1997 to streamline operations to reduce expenses and generate earnings at lower costs without sacrificing quality or customer service. The Company's efficiency ratio, which measures the percentage of operating income, net of interest expense, required to cover operating expenses decreased to 57.97% for fiscal 1997 from 59.64% for fiscal 1996. The percentage of noninterest expense, excluding the amortization of intangibles and the special FDIC insurance assessment, to total average assets declined to 4.75% for fiscal 1997, compared to 5.24% for fiscal 1996. The relatively high level of the Company's expenses results from (i) its retail deposit strategy and costs related to maintaining a large number of retail offices and servicing a significant base of checking accounts and (ii) costs related to loans serviced for others. While loan servicing expenses are included in noninterest expense, the balances of serviced loans are not included in average assets. Both its retail deposit strategy and loan servicing activity generate a substantial amount of non-rate-sensitive fee income to offset the higher costs attendant to these operations. The percentage of noninterest expense, net of noninterest income, to average interest-earning assets was 1.73% and 2.00% for fiscal years 1997 and 1996, respectively. The ratio is calculated net of non-recurring income and amortization of purchased deposit cost and mortgage servicing rights.


Income Tax Expense

Federal and state income taxes totaled $11.5 million and $11.9 million in fiscal 1997 and 1996, respectively. Settlement of pending tax issues in conjunction with an examination of the Company's income tax returns for the years 1991 through 1993 resulted in a decrease in the prior year's ratio of income tax expense to earnings before such taxes, compared to the current fiscal year.


CHANGES IN ACCOUNTING PRINCIPLES

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") was adopted by the Company July 1, 1996. SFAS No. 121 prescribes the accounting for the impairment of certain assets, such as property, plant and equipment; identifiable intangibles and goodwill related to those assets. It does not apply to deferred tax assets, mortgage servicing rights ("MSR") and financial instruments. The Company did not have a material impact on its financial statements due to the adoption of SFAS No. 121 since similar policies for determining impairment of such assets already existed.

During fiscal 1996 and 1997, the Company did not grant any employee stock-based compensation and, therefore, was not affected by the adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The statement encourages the adoption of a new fair value method of accounting for stock plans in place of the intrinsic value method required by previous guidance. Disclosures of the impact on net income and earnings per share as if the fair value method of accounting was adopted is required of companies that do not follow the new valuation procedure.

In June of 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 established accounting and reporting standards for transfers and pledges of financial assets and measurement of servicing assets and liabilities. The statement provides consistent standards for distinguishing financial asset transfers that are sales from transfers that are secured borrowings. It also addresses the recognition of servicing assets and liabilities. The impact of the adoption of this statement, which was effective for transactions occurring after December 31, 1996, was not material to the financial statements of the Company.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

General

Consolidated net earnings were $21.1 million for the year ended June 30, 1996, representing a return on average assets of 1.72% and return on average equity of 17.34%. For the year ended June 30, 1995, net earnings were $19.0 million, return on average assets was 1.66% and return on average equity was 18.28%. The $2.1 million, or 11.0%, increase in earnings was influenced by several factors, including an increase in the average yield on a higher volume of interest-earning assets, a sizable gain on the sale of mortgage servicing rights and an increase in deposit service fees. Current net earnings were also impacted by the adoption of Statement of Financial Accounting Standards No. 122,
"Accounting for Mortgage Servicing Rights" ("SFAS No. 122"), which had a favorable effect on gains and losses on sales of mortgage-backed securities. Income gains were partially offset by the higher level of general and administrative expenses required to service a larger volume of portfolio loan and deposit customers and the decline in the market values of the Company's interest-earning assets intended for sale.


Interest Income

Interest income totaled $106.7 million for the year ended June 30, 1996, reflecting the combined impact of an increase in yields and higher balances of average interest-earning assets. An increase in average loan yields to 10.63% in fiscal 1996 from 10.35% in fiscal 1995, was primarily a result of the repricing of the Company's adjustable-rate loans at comparatively higher short-term interest rates and the origination of $119.5 million in portfolio mortgage loans at an average rate of 9.83%. The increase in average interest-earning assets to $1.1 billion in fiscal 1996 from $1.0 billion in fiscal 1995 was primarily due to growth in the Company's portfolio of non-conforming loans and was reflected by an increase in average balances of loans to $851.7 million in fiscal 1996 from $769.4 million in fiscal 1995. Average balances of mortgage-backed securities declined slightly in the current period, compared to the prior year as minimal investments were made to replace repayments of the portfolio during the first half of fiscal 1996. New investments in long-term United States Government securities were nominal, and yields declined slightly on average balances of investment and other securities of $119.9 million during fiscal 1996.


Interest Expense

For the year ended June 30, 1996, interest expense increased to $41.7 million, compared to $34.1 million in fiscal 1995, as a result of increased average balances of interest-bearing liabilities and higher levels of short-term market interest rates. The higher rates paid on certificate of deposit accounts and a greater volume of borrowings from other sources increased the weighted average cost of interest-bearing liabilities to 4.52% in fiscal 1996 from 3.89% in fiscal 1995. Funding for the Company's expanding loan portfolio was partially provided by an increase in the average balance of interest-bearing liabilities to $921.4 million in the current year, compared to $877.5 million in the prior year. FHLB of Dallas borrowings also served as a major funding source for new loan originations, increasing 71.7% to $163.1 million during 1996 at an average rate of 6.38%.


Net Interest Income

During fiscal 1996, net interest income increased $2.4 million, or 3.8%, to $65.1 million, compared to $62.7 million in fiscal 1995, due to an increase in the Company's loan portfolio and a corresponding increase in the average loan yield. Growth in average interest-earning assets was $71.3 million, or 7.1%, in fiscal 1996, while average balances of interest-bearing liabilities increased only $44.0 million, or 5.0%, from the prior year. Funding for the growth in loans was provided, in part, by noninterest-bearing deposits, which increased $33.1 million as the Company aggressively marketed and pursued these low-cost accounts. The Company's net interest margin decreased to 6.02% during fiscal 1996 from 6.21% in the prior year, primarily from higher rates paid on certificates of deposit and FHLB of Dallas funding. Over the last several years, short-term interest rates have increased more than long-term interest rates, which has led to a tightening of the Company's net interest margin. The net interest rate spread decreased to 5.35% for fiscal 1996 from 5.70% for the prior year as the average yield on interest-earning assets increased 28 basis points, compared to a 63-basis-point increase in the average rate paid on interest-bearing liabilities.


Provision for Possible Loan Losses

The provision for possible loan losses was increased to $1.6 million in fiscal 1996, compared to $418,000 in fiscal 1995, resulting in an allowance for possible loan losses at June 30, 1996 of $9.5 million, or 1.08% of total loans receivable. Nonperforming assets increased to $33.0 million at June 30, 1996, compared to $28.4 million at June 30, 1995. The increase was primarily in one- to four-family residential mortgage loans and foreclosed properties that individually expose the Bank to minimal risk of loss. Many of the foreclosed properties and delinquent, one- to four-family residential loans are related to a portfolio of high-yielding, delinquent, single-family mortgage loans purchased by the Bank in fiscal 1994 at a substantial discount. The status of a loan's contractual delinquency, not its bankruptcy status, affects the provisions for possible loan loss and the timing of the loan's nonaccrual status. While a large number of these borrowers are in bankruptcy, the Bank is aggressively servicing the non-bankruptcy loans to improve the delinquent status or foreclose the property and does not anticipate any significant losses. Loans of borrowers in bankruptcy are continually monitored for compliance with the bankruptcy court's payment requirements. The Company takes legal action for relief from the court's restrictions if the borrower deviates from the requirements set forth in the bankruptcy plan. In fiscal 1996, the Company reduced the volume of delinquent FHA/VA insured/guaranteed loans repurchased from GNMA pools by limiting repurchases to loans with higher interest rates. See "Asset Quality". Consequently, accruing loans delinquent 90 days or more declined to $19.5 million at June 30, 1996 from $31.5 million at June 30, 1995. During the course of its regular examination of the Bank as of March 31, 1996, the Office of Thrift Supervision ("OTS") reviewed the Bank's allowance for possible loan losses and determined it adequate to absorb reasonably foreseeable loan losses considering current and expected future economic conditions.


Noninterest Income

Total noninterest income increased $2.4 million, or 6.7%, to $37.6 million for fiscal 1996 from $35.2 million for fiscal 1995, primarily from increases in service fees on deposits and the gain recognized on the sale of loan servicing.

Service fees on deposits increased to $16.4 million, or 22.8%, in fiscal 1996 from $13.4 million in fiscal 1995. Through an aggressive marketing campaign, the Company's number of NOW and checking accounts increased by 16,000 to a total of approximately 155,000 accounts at June 30, 1996. The average annual service fee collected per account was $110 during fiscal 1996, compared to $100 during fiscal 1995. The increased number of deposit customers also contributed to the increase in other service fees and commissions on non-deposit products and services.

The substantial increase in the Company's loan origination volume in fiscal 1996 resulted in an increase in appraisal fees of $663,000, or 101.7%, to $1.3 million compared to the prior year. Net insurance commissions decreased $485,000, or 14.1%, to $3.0 million in fiscal 1996, compared to fiscal 1995, due to the increased costs of attaining new business. Other income, net, which was also favorably impacted by the Company's loan origination volume, increased $1.1 million, or 40.3%, during fiscal 1996 to $4.0 million, compared to $2.9 million in the prior fiscal year. Included in other income in fiscal 1995 was a net gain of $510,000 from the sale of branch deposits and properties. Other income in fiscal 1996 included a net gain of $1.0 million on the sale of $168.4 million of mortgage loan servicing rights. In recent years, the Company acquired numerous packages of mortgage loan servicing rights concentrated primarily in the southeastern United States; however, an accumulation of GNMA pools of FHA/VA loans with high levels of delinquency in other states also resulted. The servicing rights to these FHA/VA loans were sold to reduce costs and improve efficiency of the Company's overall servicing operation.

Net loan servicing income increased $343,000, or 2.8%, to $12.4 million in fiscal 1996, compared to $12.1 million in fiscal 1995. Amortization of the cost of PMSR in the current year was $4.5 million, compared to amortization of $7.7 million in fiscal 1995. As of July 1, 1995, the Company adopted SFAS No. 122, which requires that the value of mortgage servicing rights on loans originated and intended for sale be capitalized and amortized in future periods. OMSR of $2.1 million was capitalized during fiscal 1996 with amortization of $349,000 recorded during the year. The unamortized cost of PMSR and

OMSR at June 30, 1996 was $4.1 million and $1.7 million, respectively, representing a combined 0.19% of the $3.0 billion portfolio of mortgage loans serviced for others.

Capitalization of OMSR in accordance with SFAS No. 122 reduced the Company's basis in originated mortgage-backed securities by the $2.1 million of capitalized rights and contributed to net gains on sales of loans and securities of $1.5 million recognized in fiscal 1996, compared to net gains of $843,000 in the prior year. Mortgage-backed securities were sold from the Company's trading portfolio to fund new loan originations and to limit the interest rate risk attendant to holding long-term, fixed-rate loans. The Company limits the interest rate risk of fixed-rate loans in its mortgage pipeline by selling forward the majority of long-term qualifying secondary market loans at the time of the Company's commitment to originate such loans. Unrealized holding losses on trading securities and loans intended for sale were $1.3 million, compared to unrealized gains of $864,000 recorded in fiscal 1995, representing a $2.2 million reduction in noninterest income in fiscal 1996. The net losses on sales and operations of foreclosed assets increased $1.3 million in fiscal 1996 to $1.4 million from $146,000 in the prior year as a result of increased foreclosures during the year. Fiscal 1996 expenses included the cost to repair 151 more foreclosed single-family properties than in fiscal 1995.


Noninterest Expense

Noninterest expense increased $1.7 million, or 2.6%, to $68.0 million for fiscal 1996 from $66.3 million for fiscal 1995. Compensation and related expenses increased $2.7 million, or 9.6%, to $30.7 million during fiscal 1996, partially as a result of changes in employee benefit plans and additional compensation cost incurred during the conversion of mortgage loan data processing to an outside service provider on December 31, 1995. Data processing costs in the current fiscal year increased $709,000, or 29.7%, compared to the prior fiscal year, primarily due to conversion-related expenses. The amortization of premium on purchased deposits related to the acquisition from the RTC in 1994 declined $844,000 to $3.8 million in fiscal 1996 from $4.6 million the prior year. The Company realized reductions in equipment and fixtures expense; communication, postage, printing and office supplies; professional fees and mortgage servicing costs during the 1996 fiscal year. Other noninterest expenses were fairly stable, with slight increases in the current fiscal year, compared to the prior period.

The Company's efficiency ratio, which measures the percentage of operating income, net of interest expense, required to cover operating expenses increased slightly to 59.64% for fiscal 1996 from 59.27% for fiscal 1995. The ratio is calculated net of non-recurring income and amortization of purchased deposit cost and mortgage servicing rights. The percentage of noninterest expense, excluding the amortization of intangibles, to total average assets declined to 5.24% for fiscal 1996, compared to 5.38% for fiscal 1995. The relatively high level of the Company's expenses results from costs related to maintaining a large number of retail offices, servicing a significant base of checking accounts and servicing a number of loans for others. While loan servicing expenses are included in noninterest expense, the balances of serviced loans are not included in average assets. Both its retail deposit strategy and loan servicing activity generate a substantial amount of non-rate-sensitive fee income to offset the higher costs attendant to these operations. The percentage of recurring noninterest expense, net of recurring noninterest income, to interest-earning assets was 2.00% and 2.01% for fiscal 1996 and 1995, respectively.

Income Tax Expense

Federal and state income taxes totaled $11.9 million and $12.2 million in fiscal 1996 and 1995, respectively. Settlement of pending tax issues in conjunction with an examination of the Company's income tax returns for the years 1991 through 1993 resulted in a decrease in the current year's ratio of income tax expense to earnings before such taxes, compared to the prior fiscal year.


FINANCIAL CONDITION

The Company's consolidated assets were $1.4 billion at June 30, 1997, an increase of $44.6 million, or 3.4%, from June 30, 1996. Enhanced marketing of its non-conforming loan products resulted in the growth of the Company's loan portfolio. The asset growth was primarily funded by increases in borrowings from the FHLB of Dallas.


Loans

As a result of the increased demand for the Bank's non-conforming loan products in the fiscal year, loans held for investment increased $40.2 million, or 4.8%, to $876.5 million at June 30, 1997 from $836.3 million at June 30, 1996. The Company's portfolio of loans held for sale increased to $51.6 million at June 30, 1997, compared to $27.5 million at June 30, 1996, and investments in adjustable-rate loans increased to $474.2 million at June 30, 1997, compared to $431.7 million at June 30, 1996. Fixed- and adjustable-rate mortgage loans originated during fiscal 1997 were $313.1 million and $142.2 million, respectively, and totaled $455.3 million. Mortgage loan originations totaled $502.7 million in fiscal 1996, of which $383.8 million were fixed-rate loans and $118.9 million were adjustable-rate loans. To provide funds for additional lending and limit interest-rate risk, $193.3 million of fixed-rate loans originated during fiscal 1997 were packaged into mortgage-backed securities and sold. See "Mortgage-Backed Securities."

The portfolio of multi-family and commercial loans decreased to $69.7 million in fiscal 1997, compared to $78.3 million in fiscal 1996. The Company restricts the originations of such loans to principal amounts of $500,000 or less, except for loans made to finance sales of previously foreclosed multi-family and commercial properties. Consumer loan originations during the current fiscal year were $94.7 million, compared to $88.0 million in the prior year, and resulted in an increase of $4.2 million, or 4.7%, in the consumer loan portfolio to $95.1 million at June 30, 1997.


Mortgage-Backed Securities

The Company's total investment in mortgage-backed securities decreased $33.2 million, or 20.0%, to $132.9 million at June 30, 1997. No new investments were made during the current fiscal year. As a result, mortgage-backed securities that the Company plans to hold to maturity decreased $2.2 million to $10.5 million. As of June 30, 1997, the Company's investment in 15-year mortgage-backed securities held in the available-for-sale portfolio was slightly higher than the prior year, and there were no mortgage-backed securities in its trading portfolio. Facilitated by the Company's loan originations,

$193.3 million in loans were packaged into mortgage-backed securities during the current fiscal year. Sales of $206.2 million of these securities during fiscal 1997 provided cash to fund additional loans and served to limit the interest rate risk attendant to holding long-term, fixed-rate investments. Unrealized gains and losses on securities that are available for sale are recorded in stockholders' equity, and unrealized fair value adjustments on securities held for trading are reflected in net earnings.


Other Securities

The Company's portfolio of other securities totaled $73.9 million at June 30, 1997, reflecting a slight decrease of $820,000, or 1.1%, from $74.7 million at June 30, 1996. The Company's investment portfolio is comprised primarily of U.S. Treasury and government-agency securities with staggered maturities that do not extend beyond 15 years. Maturities of these government and government-agency securities were replaced with investments in equity securities.

The Company's investment in FHLB of Dallas stock increased to $15.6 million at June 30, 1997, compared to $12.0 million at June 30, 1996, due to increased borrowings from the FHLB of Dallas. Minimum required stock ownership in the FHLB of Dallas is determined annually based upon total outstanding residential mortgages and mortgage-backed securities held by the Bank and the amount of outstanding FHLB borrowings.


Mortgage Servicing Rights, Net

Mortgage servicing rights, net, increased $2.8 million, or 47.7%, to $8.5 million at June 30, 1997 from $5.8 million at June 30, 1996. The Company recognizes the value of originated servicing rights in its financial statements along with servicing rights acquired in purchase transactions. The Company's portfolio of serviced loans increased to $3.1 billion at June 30, 1997, compared to $3.0 billion at June 30, 1996. During the current fiscal year, $5.3 million in mortgage servicing was purchased and $2.1 million was recognized as originated servicing rights. The Company amortizes the cost of MSR using an accelerated method over management's estimate of the periods to be benefited by the servicing rights. The Company determines the fair value of capitalized MSR by estimating the present value of net future servicing income on these loans using a discounted cash flow analysis on a disaggregated basis. No valuation allowances were necessary at fiscal year end 1997 or 1996.


Deposits

The Company's deposits decreased $7.0 million, or 0.8%, to $915.4 million during fiscal 1997, compared to the prior year, primarily due to the sale of $5.8 million in deposits of a branch located outside the Company's primary market area. Adjusting for the sale, transaction account balances increased $4.7 million, and certificates of deposits decreased $5.9 million. Decreases in deposits are primarily attributable to increased competition for certificates of deposit. Balances of custodial funds held in trust for investors and borrower escrow deposits on loans serviced by the Company declined $5.7 million due to normal fluctuations in prepayments of principal and interest unremitted to investors.

Borrowings from the FHLB of Dallas

Borrowings outstanding from the FHLB of Dallas totaled $258.4 million at June 30, 1997, an increase from the $222.0 million balance at June 30, 1996. Funds with an average outstanding balance of $244.4 million were borrowed periodically during the current fiscal year for additional investments in loans and mortgage-backed securities. With the sale of its portfolio of mortgage-backed securities held for trading late in the current fiscal year, the Company was able to liquidate approximately $38.0 million of short-term borrowings from the FHLB of Dallas. Subsequent to the 1997 fiscal year end, $97.0 million of lower-yielding securities from the available-for-sale portfolio were sold, and the outstanding balances of borrowed funds were further reduced.


ASSET QUALITY

The Company specializes in the origination and servicing of non-conforming mortgage loans. The Company's non-conforming lending program has evolved over a number of years and reflects necessary modifications to appropriately account for changing credit patterns and demographics in the Company's lending area. The Company offers a variety of loan products to consumers who either cannot meet the credit quality standards of agencies such as FHA, VA or Federal National Mortgage Association, or who prefer not to comply with the documentation requirements of the agencies. These loans, intended for the Company's portfolio of loans held for investment, contain a greater degree of credit risk than conforming loan products, and the Company has included appropriate safeguards in its various loan programs to limit the risk of default and loss. Portfolio loan terms are normally limited to 15 years which, along with initial minimum down payments, allow the borrower to rapidly build equity in the property. Limited loan-to-value ("LTV") ratios and careful monitoring of appraised values of property used as collateral are essential to minimize the risk of default. The percentage of the Company's annual net charge-offs to average loans was 0.24% for fiscal 1997 and 0.16% for fiscal 1996. The increase in net charge-offs was primarily in consumer loans, which increased to $1.4 million in 1997, compared to $735,000 in 1996. Investments in the consumer loan portfolio account for only 9.9% of the Company's loan portfolio; however, losses experienced on such loans accounted for 66.0% of the Company's 1997 net charge-offs. Since June 30, 1995, the Company has increased the portfolio of unsecured lines of credit from $12.1 million to $20.9 million at June 30, 1997. The average yield associated with such loans of 19.0% in fiscal 1997 compensates for the higher costs to service these loans and the increased charge-offs. Net losses on lines of credit for fiscal 1997 were $1.1 million, compared to $547,000 for fiscal 1996 and $249,000 for fiscal 1995.

Nonperforming assets include nonaccruing loans, real estate acquired through foreclosure and restructured loans whose terms were modified due to the borrowers' inability to pay under the original contract terms (troubled debt restructurings). The Company's nonperforming assets decreased to $28.1 million at June 30, 1997, compared to $33.0 million at June 30, 1996. The percentage of nonperforming assets to total assets was 2.08% at 1997 fiscal year end, compared to 2.52% at 1996 fiscal year end, primarily as a result of a $4.1 million decrease in nonaccruing, one- to four-family home loans and a $707,000 decrease in foreclosed, one- to four-family homes during the year. The delinquent loans and foreclosed properties are geographically dispersed throughout the Company's lending area and individually present only minimal risk of loss to the Company.

Accruing loans delinquent 90 days or more were $11.4 million at June 30, 1997, compared to $19.5 million at June 30, 1996. Beginning in 1993, the Company implemented a program of purchasing FHA/VA loans from GNMA pools it services when the loans become over 90 days delinquent to eliminate the cost of advancing funds to holders of GNMA securities. The Company benefits from the net interest rate differential between the coupon rate payable to the GNMA security holder and the Company's cost of funds. While the risk of credit loss is minimal because the loans are insured or guaranteed by the government agencies, there is an interest rate risk involved in holding these long-term, fixed-rate loans. Therefore, the Company modified this program in fiscal 1996 to only repurchase delinquent FHA/VA loans with high coupon rates. If the FHA/VA loan later pays current, the company has a high-yielding asset that compensates for the attendant interest-rate risk. During fiscal 1997, $5.4 million in such loans were repurchased, and at June 30, 1997, $10.9 million of FHA/VA loans were delinquent 90 days or more. Other accruing, delinquent loans are collateralized consumer loans for which valuation allowances have been established and the possible impact on earnings is considered minimal, primarily due to recourse agreements.

Conventional real estate loans, including residential, multi-family and commercial loans, are placed on nonaccrual status when they become 90 days delinquent, regardless of collateral value. Although a loan may be current within a plan dictated by the bankruptcy court, if the loan is contractually delinquent 90 days or more, it will be placed on a nonaccrual status. Nonaccruing loans in bankruptcy totaled $10.9 million at June 30, 1997. All consumer loans more than 90 days delinquent are charged against the allowance for possible loan losses unless the loan is insured or otherwise secured.
Currently, consumer loans that do not have recourse agreements with third parties are placed on nonaccrual status when they become 90 days delinquent. The following table sets forth the carrying amounts and categories of nonperforming and delinquent assets on the dates indicated. Balances are stated net of discounts, deferred fees and loans in process.

Table 3. Nonperforming Assets


                                                                             At June 30
                                            ------------------------------------------------------------------------------
                                                 1997            1996             1995            1994           1993
                                            --------------- ---------------- --------------- --------------- -------------
                                                                       (Dollars in Thousands)
Nonaccruing loans:
  One- to four-family .....................       $17,558         21,696         20,724         20,474          7,725
  Multi-family and
    commercial real estate ................           354            265            328            442            787
  Construction ............................             -            151             84              -              -
  Consumer ................................           524            185             79             29             14
                                                  -------        -------        -------        -------        -------

    Total .................................        18,436         22,297         21,215         20,945          8,526
                                                  -------        -------        -------        -------        -------

Foreclosed assets:
  One- to four-family .....................         8,923          9,630          6,325          3,414          4,300
  Multi-family and
    commercial real estate ................           209            562             23          1,229          4,554
  Consumer ................................           197             39            149            319             89
                                                  -------        -------        -------        -------        -------

    Total .................................         9,329         10,231          6,497          4,962          8,943
                                                  -------        -------        -------        -------        -------

Troubled debt restructurings ..............           332            428            683            569            904
                                                  -------        -------        -------        -------        -------

Total nonperforming assets ................       $28,097         32,956         28,395         26,476         18,373
                                                  =======        =======        =======        =======        =======
  Total nonperforming assets as a
    percentage of total assets ............          2.08%          2.52%          2.45%          2.37%          1.76%
                                                  =======        =======        =======        =======        =======

Accruing loans delinquent 90 days or more:
  One- to four-family .....................       $10,855         18,767         30,394         35,812         34,924
  Consumer ................................           506            689          1,122          1,436          2,140
                                                  -------        -------        -------        -------        -------

  Total accruing loans
    delinquent 90 days or more ............       $11,361         19,456         31,516         37,248         37,064
                                                  =======        =======        =======        =======        =======

Nonaccruing, one- to four-family loans decreased to $17.6 million at June 30, 1997, compared to $21.7 million at June 30, 1996. The Company has aggressively sought to reduce recent trends in mortgage delinquencies through tightened credit requirements at loan origination, more stringent loan terms, consistently administered collection procedures and earlier intervention in the first stage of delinquency.

Foreclosed assets also decreased during the current fiscal year to $9.3 million, compared to $10.2 million the prior year. During the current fiscal year the Company made a concerted effort to either have chronic delinquencies paid current or take legal action for collateral foreclosure. As a result, the Company has recently experienced decreased delinquencies and foreclosures associated with problem accounts.

The Company evaluates the loan portfolio quarterly to identify loss potential and determine the adequacy of the allowance for possible loan losses. In addition to its nonperforming assets at June 30, 1997, the Bank had loans of approximately $1.7 million that were performing, but which management determined need to be closely monitored due to potential credit problems of the borrowers or inadequate cash flows of the underlying properties. These loans were considered in determining the adequacy of the allowance for possible loan losses that is established based on management's evaluation of the risk inherent in the loan portfolio and overall changes in the nature and volume of loan activity. Such evaluation includes a review of certain loans for which full collection may not be reasonably assured and considers the value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. The allowance for possible loan losses increased to $10.4 million, or 1.11% of total loans receivable, at June 30, 1997 from $9.5 million, or 1.08% of total loans receivable, at June 30, 1996. Management intends to maintain the allowance at approximately this level to provide adequate protection against any possible losses in the loan portfolio. The allowance for possible loan losses by category at the dates indicated is summarized in the following table.


Table 4. Allowance for Possible Loan Losses


                                                                  At June 30
               -----------------------------------------------------------------------------------------------------------------
                       1997                  1996                   1995                  1994                    1993
               ---------------------- --------------------  --------------------- ---------------------  ---------------------
                             % of                  % of                   % of                  % of                  % of
               Allowance     Loans    Allowance   Loans     Allowance    Loans    Allowance    Loans     Allowance    Loans
               ----------- ---------- ---------- ---------  ----------- --------- ----------- --------- ----------- ----------
                                                            (Dollars in Thousands)
Real estate ..   $ 7,837       90.15%  $ 7,955       89.95%  $ 7,984       90.33%  $ 8,725       89.81%  $ 8,925     89.68%
Consumer .....     2,587        9.85     1,497       10.05     1,229        9.67     1,056       10.19       736     10.32
               ----------- ---------- ---------- ---------  ----------- --------- ----------- --------- ----------- ----------

Total ........   $10,424      100.00%  $ 9,452      100.00%  $ 9,213      100.00%  $ 9,781      100.00%  $ 9,661    100.00%
               =========== ========== ========== ========== ==========  ========= ==========  ========= ==========  ==========


ASSET/LIABILITY MANAGEMENT

Magnolia Federal's asset/liability management strategy is directed toward structuring its balance sheet to reduce exposure to interest rate fluctuations. The Bank's policy is to maintain the cumulative difference between interest-earning assets anticipated to mature or reprice within one year, based on certain assumptions, and interest-bearing liabilities anticipated to mature or reprice within one year, based on certain assumptions, ("one-year gap") within a range of negative 15.0% to positive 15.0% of total assets. At June 30, 1997, Magnolia Federal's cumulative one-year gap was negative 4.52%, compared to a cumulative one-year gap of negative 3.43% at June 30, 1996.

Operating with a negative gap means the amount of interest-bearing liabilities maturing or repricing within a given period is more than the amount of interest-earning assets maturing or repricing within the same period. In a declining interest rate environment, net interest income will generally tend to improve because the costs of liabilities decline faster than the yield on assets. Conversely, rising interest rates will generally result in reduced earnings because the cost of funds will generally increase to a greater degree than the yield on assets. Changes in interest rates generally have the opposite effect on an institution with a positive gap. A declining interest rate environment imposes risks on an institution with a positive gap because the decrease in the yield of its assets will generally exceed the decrease in interest cost on its liabilities.

Rather than depending on external hedging products to manage interest rate risk, the Bank emphasizes the origination of adjustable-rate loans with terms up to 20 years and other loans that have shorter terms to maturity or that reprice more frequently than longer term, fixed-rate mortgage loans. This strategy has been instrumental in minimizing earnings sensitivity to interest rates, while providing a positive margin over the cost of funds. At June 30, 1997, adjustable-rate loans totaled $474.2 million, or 49.1%, of the Bank's total loan portfolio. The Bank offers fixed-rate mortgages in response to market demand, but sells the majority of these loans in the secondary market to maintain its interest rate sensitivity within targeted ranges. If the demand for adjustable-rate loans is not adequate for the Bank's portfolio requirements, a portion of the 15-year mortgage-backed securities originated from current loan production may be held in the Bank's available-for-sale portfolio. Substantially all new 30-year, fixed-rate loans originated are immediately securitized and sold.

Critical to the Company's asset/liability program is a strategy to build a retail base of checking and other transaction accounts to lower its cost of funds and reduce the interest rate risk of funding its operations with certificates of deposit. The retail deposit base was comprised of NOW and noninterest-bearing checking accounts totaling $222.2 million, or 24.3% of total deposits, at June 30, 1997, compared to $203.6 million, or 22.1% of total deposits, at June 30, 1996. The Company's portfolio of loans serviced for others requires that funds be deposited to custodial accounts that are pending remittance to investors or being held in escrow pending disbursement for taxes or insurance. These deposits totaled $63.3 million and represented 6.9% of the Company's total deposit balances at June 30, 1997, compared to $69.0 million, or 7.5%, at June 30, 1996.

The next table sets forth the scheduled repricing or maturity of the Company's assets and liabilities at June 30, 1997. The assumed prepayment rates of fixed-rate mortgages and mortgage-backed securities are based on the Company's assessment of market conditions on that date. The withdrawal rates assumed for passbook, statement and other transaction accounts are determined from analyses of actual withdrawal experience with these accounts. Actual prepayments and withdrawals may differ from assumptions because they are subject to changing economic circumstances and consumer behavior. Assets and liabilities may have similar repricing periods or maturity dates and still react in different degrees to interest rate changes. Certain assets and liabilities may have interest-rate features that restrict changes in response to fluctuations in market interest rates or that change subsequent to fluctuations in market interest rates.

Table 5. Interest Rate Sensitivity Analysis

                                                                                 Maturing or Repricing
                                              ----------------------------------------------------------------------------------
                                                    0-3             4-12          13-36         37-60      61 Months/
                                                   Months          Months         Months        Months        Over     Total
                                                 ---------       ---------       ---------     ---------   ---------  ---------
                                                                                (Dollars in Thousands)
Interest-earning assets, gross:

  Mortgage loans .............................   $  91,175       249,247       216,436       227,605       86,554       871,017
  Consumer loans .............................      17,455        47,113        26,027         2,355        2,179        95,129
  Mortgage-backed securities .................       5,760        16,329        37,253        29,697       44,859       133,898
  Other assets(1) ............................      28,704            87         2,814           111       61,315        93,031
                                                 ---------     ---------     ---------     ---------    ---------     ---------

Total interest-earning assets, gross .........     143,094       312,776       282,530       259,768      194,907     1,193,075
                                                 ---------     ---------     ---------     ---------    ---------     ---------

Interest-bearing liabilities:
  NOW accounts ...............................       1,515         4,433        11,038         9,985       94,734       121,705
  Money market accounts ......................         913         2,581         5,842         4,590       16,827        30,753
  Passbook and statement accounts ............       2,519         7,261        17,356        14,782       84,889       126,807
  Certificates of deposit (2) ................     121,529       232,943       114,618         1,785        1,453       472,328
  Borrowings from the FHLB of Dallas .........      66,307       103,124        59,174        10,381       19,463       258,449
                                                 ---------     ---------     ---------     ---------    ---------     ---------

Total interest-bearing liabilities ...........     192,783       350,342       208,028        41,523      217,366     1,010,042
                                                 ---------     ---------     ---------     ---------    ---------     ---------
Interest-earning assets less interest-
  bearing liabilities ........................   $ (49,689)      (37,566)       74,502       218,245      (22,459)      183,033
                                                 =========     =========     =========     =========    =========     =========

Cumulative interest rate sensitivity gap .....   $ (49,689)      (87,255)      (12,753)      205,492      183,033
                                                 =========     =========     =========    =========     =========

Cumulative interest rate sensitivity gap
  as a percentage of total assets ............       (3.67)%       (6.45)%       (0.94)%      15.19%        13.53%
                                                 =========     =========     =========    =========     =========

(1)  Does not include equity securities.

(2)  Includes retirement accounts which reprice every three months.


MARKET RISK INHERENT IN FINANCIAL INSTRUMENTS


Market risk is the risk of loss due to adverse changes in market prices and rates. The management of this risk, coupled with directives to build Company value and profitability, is an integral part of the Company's overall operating strategy. The Company's approach to risk management, primarily interest rate risk management, is quite basic and concentrates on fundamental strategies to restructure the balance sheet and composition of assets and liabilities. Inherent in this strategy is recognition of the value of non-interest rate sensitive fee income in mitigating the impact on the income statement from unfavorable swings in interest rates. Since the Company does not utilize interest rate futures, swaps or options transactions, its asset/liability profile is not complex. It reflects a simple approach to managing risk through the use of three basic strategies: (i) adjustable-rate lending, (ii) shorter loan terms and (iii) encouraging checking accounts to generate rate-insensitive liabilities that produce substantial fee income. Company policy includes required limits on the sensitivity of net interest income and net portfolio value under various interest rate scenarios.

The assets and liabilities of the Company are comprised primarily of financial instruments which give rise to cash flows. By projecting the timing and amount of future net cash flows of such instruments and by using appropriate market discount rates to discount those cash flows, an estimated value of that asset or liability can be determined. Market values of the Company's investment in loans and debt securities fluctuate with movements in market interest rates. Prepayments of principal are closely correlated with interest rates and affect expected future cash flows of the Company's financial instruments. Certain deposits and other borrowings of the Company are also sensitive to interest rate changes.

The following table sets forth an analysis of the Company's assumed market value risk inherent in its interest-rate-sensitive instruments as it relates to interest-rate swings of 200 basis points, both above and below current levels. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Assumptions  have  been  made  as  to  appropriate  discount  rates, prepayment speeds, expected cash flows and other variables. Changes in assumptions significantly affect the estimates and, as such, the derived fair value may not be indicative of the value negotiated in an actual sale or comparable to that reported by other financial institutions. In addition, the fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business. The tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The current fair value of loans held for investment is calculated by discounting the expected future cash flows. Loans are segregated by type of loan and by interest type, such as variable or fixed. Fixed-rate loans are further categorized by original term to maturity and stratified by interest rate ranges. Loans are discounted using the current new loan rate applicable to each type. Adjustable-rate loans are valued based on scheduled repricing and discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings. Future cash flows are estimated by using OTS nationwide average prepayment speeds applicable to each type. The fair value of loans held for sale is based on quoted market prices, assuming the loans will be packaged and sold in the secondary market. The fair value of mortgage-backed and other debt securities is based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market values of similar securities.

For deposit liabilities with no defined maturities, expected future cash flows have been estimated based on decay rates. It is assumed that decay rates would be applied to the account balance in the current rate model as well as rate shocks up and down. The decay rate assumptions reflect that some customers will withdraw their funds when faced with higher-rate alternatives and also recognizes normal non-rate related movement of funds. The use of decay rates reflects the long-term nature of transaction accounts and results in theses funds being discounted at comparable maturity borrowing rates. An in-house analysis of the Company's average attrition rate was used to support the applications of decay factors. The fair value of certificates of deposit and borrowings from the FHLB of Dallas are calculated by discounting the expected future cash flows using the FHLB advance rate for comparable terms to maturity. Expected future cash flows for certificates of deposit are based on the maturity dates of the certificates, assuming no withdrawals prior to maturity.

The Company determines the fair value of mortgage servicing rights by estimating the present value of net future servicing income using a discounted cash flow analysis on a disaggregated basis. Average prepayment assumptions based on the consensus view of a network of major broker/dealers available in the market are used, taking into consideration loan type, original and remaining maturity, and weighted average interest rate. Discount rates are used to approximate an acceptable rate of return based in investor type. The current fair value of forward sales commitments of mortgage-backed securities is based on quoted market prices.

The market value of financial instruments under an immediate rate shock of 200 basis points up and down is calculated utilizing vendor modeling software which calculates expected cash flows under each rate environment at applicable discount rates.

Projected net interest income of a twelve-month period is also calculated by the model assuming customers will reinvest maturing deposit accounts and the Company will originate a certain amount of new loans. Excess cash is invested in overnight deposit accounts with other banks or utilized to pay maturing advances. Cash shortfalls are covered through additional borrowing from the FHLB of Dallas.

Table 6. Market Risk Inherent in Financial Instruments

                                                                                                  Fair Value
                                                                           ---------------------------------------------------------
                                                         Carrying Value       No Change     -200 Basis Points    +200 Basis Points
                                                                                  (Dollars in Thousands)
Rate sensitive assets and liabilities:
  Interest-earning assets:
    Loans receivable, fixed rate ....................       $  467,726          492,221           505,178          460,743
    Loans receivable, adjustable rate ...............          460,367          485,524           496,533          470,091
    Mortgage-backed securities ......................          132,912          133,206           135,017          132,672
    Other debt securities ...........................           60,931           63,788            73,043           58,053
    Interest-bearing deposits with banks ............           28,705           28,705            28,705           28,705
                                                            ----------       ----------        ----------       ----------
      Total interest-earning assets .................        1,150,641        1,203,444         1,238,476        1,150,264
                                                            ----------       ----------        ----------       ----------
  Interest-bearing liabilities:
    NOW accounts ....................................          121,705           71,641            85,199           61,562
    Passbook, statement and money market
      accounts ......................................          157,560          133,498           138,013          130,125
    Certificates of deposit .........................          472,328          470,175           477,987          462,882
    Borrowings from the FHLB of Dallas ..............          258,449          257,921           263,561          252,718
                                                            ----------       ----------        ----------       ----------
      Total interest-bearing liabilities ............        1,010,042          933,235           964,760          907,287
                                                            ----------       ----------        ----------       ----------

  Mortgage servicing rights .........................            8,548           37,943            43,478           27,241
  Off-balance sheet items ...........................                -              (68)             (849)             162
                                                            ----------       ----------        ----------       ----------

    Net rate sensitive assets and liabilities .......       $  149,147          308,084           316,345          270,380
                                                            ==========       ==========        ==========       ==========


   Projected net interest income ....................                        $   63,193           69,412            59,964
                                                                             ==========        ==========       ==========


The Company's strategy to limit interest rate risk has been, and continues to be, an emphasis on core deposit transaction accounts as a funding source for a repricable portfolio of loans because such accounts generally are not interest-rate sensitive or exhibit limited interest-rate sensitivity. The Company does not invest in third-party hedging products, but relies on natural hedges within its balance sheet composition to limit interest rate risks to a level acceptable to management. As a fixed-rate lender, however, the Company does engage in the practice of selling forward securitized loans anticipated from its pipeline of loan applications and commitments. Virtually all anticipated 30-year loan originations are sold forward to limit the risk of any sudden change in market interest rates.

LIQUIDITY AND CAPITAL RESOURCES


Liquidity

The Company's primary sources of funds are deposits, repayments on loans and mortgage-backed securities, maturities of investment securities, proceeds from the sale of mortgage-backed securities and funds provided by operations. Scheduled loan and mortgage-backed security repayments and maturing investments are relatively predictable sources of funds; however, the general level of interest rates, economic conditions and competition influence deposit flows and loan prepayments. Pricing of deposits, consistent with asset/liability objectives, is determined primarily by local competition and the Company's funding requirements. When excess cash is available, funds are generally invested overnight in interest-bearing deposits at the FHLB of Dallas.

The Bank is required by regulation to maintain specific minimum levels of liquid assets. The required percentage is currently 5.0% of the preceding calendar month's net withdrawable savings deposits and borrowings payable on demand or in one year or less. Liquid assets for purposes of this ratio include cash, certain time deposits, United States Government and corporate securities and other obligations generally having maturities of less than five years. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At June 30, 1997, the Bank's liquidity ratio was 9.3%.

The Company's liquidity is a product of its operating, investing and financing activities. During fiscal 1997, cash provided by operations, sales of mortgage-backed securities and advances from the FHLB of Dallas were used to fund the origination of mortgage loans and investment in mortgage-backed securities. Due to the Company's loan servicing operations, monthly cyclical fluctuations of cash flows necessitated short-term borrowings that were generally made and repaid within the same month.

Managing liquidity is a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based on an assessment of (i)
expected loan demand, (ii) projected sales of loans and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits and (v) the objectives of its asset/liability management program. Excess liquidity is generally invested in interest-earning, overnight deposits and other short-term government and agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Dallas and collateral eligible for reverse repurchase agreements.

The Company anticipates that it will have sufficient funds available to meet current loan commitments and fund capital investments. At June 30, 1997, the Company had outstanding commitments to originate loans of $52.2 million and commitments to purchase loans of $720,000. Forward sale commitments of $57.4 million in mortgage-backed securities were outstanding at June 30, 1997. No significant capital expenditures are expected in the near term and sufficient funds are available to cover anticipated cash flows.

Certificates of deposit scheduled to mature within one year at June 30, 1997 totaled $345.0 million. Because certificates of deposit are priced competitively with other investment alternatives, management anticipates that the majority of these maturing deposits will be reinvested with the Bank. Management plans to continue its strategy of replacing withdrawn deposits with retail checking and other transaction accounts.

Capital

Magnolia Federal's current capital position is well in excess of the minimum regulatory requirements. The regulations require institutions to have minimum regulatory tangible capital equal to 1.5% of total assets and a minimum 3.0% core capital ratio. At June 30, 1997, the Bank's tangible and core capital ratio was 8.48%. Additionally, institutions are required to meet a risk-based capital requirement equaling 8.0% of the amount of risk-weighted assets. At June 30, 1997, the Bank's risk-based capital was 16.90% of risk-weighted assets. Due to implementation issues and measurement consistency, the effective date of an interest rate risk component to the risk-based capital calculation has not been finalized. Interest rate risk is measured as the change in an institution's net portfolio value as a result of a hypothetical 200 basis point increase or decrease in market interest rates. A "normal level" of interest rate risk is any decline in net portfolio value of up to 2.0% of the institution's assets. Institutions with a risk profile in excess of such level may be required to deduct from their risk-based capital an amount equal to one-half the difference between the institution's measured risk and 2.0% of assets. Based on the Company's current asset/liability structure, management does not anticipate any material impact on its risk-based capital levels.



ACCOUNTING DEVELOPMENTS


Recently issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS. Dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures is required. Reconciliation of the Basic EPS computation to the Diluted EPS computation is also required. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. Further disclosures of an entity's capital structure are required for years ending after December 15, 1997 by Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("SFAS No. 129"). The disclosure of pertinent information concerning the rights and privileges of an entity's outstanding securities is required for entities with complex capital structures. Because the Company's capital structure is not complex, the adoption of these Statements would not be of significance.

Standards for reporting and display of comprehensive income, or the total of net income and all other non-owner equity changes, was addressed in Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Changes in the Company's unrealized holding gains and losses on available-for-sale securities would be a component of comprehensive income for which greater disclosures would be required in years beginning after December 15, 1997.

The Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") was issued on June 30, 1997 and requires specific disclosures about segments of an enterprise. Effective for fiscal years beginning after December 15, 1997, SFAS No. 131 introduces a "management approach" for segment reporting. The management approach is based on how the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance.



IMPACT OF INFLATION AND CHANGING PRICES


The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles that require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements





Independent Auditors' Report ...................................   84


Consolidated Financial Statements:

     Consolidated Statements of Financial Condition
        as of June 30, 1997 and 1996  ..........................   85

     Consolidated Statements of Earnings for the
        Years Ended June 30, 1997, 1996 and 1995  ..............   86

     Consolidated Statements of Stockholders' Equity for
        the Years Ended June 30, 1997, 1996 and 1995  ..........   88

     Consolidated Statements of Cash Flows for the
        Years Ended June 30, 1997, 1996 and 1995  ..............   89



Notes to Consolidated Financial Statements  ....................   92

                          Independent Auditors' Report



The Board of Directors and Stockholders
Magna Bancorp, Inc.:


We have audited the accompanying consolidated statements of financial condition of Magna Bancorp, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magna Bancorp, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for mortgage servicing rights in 1996 to adopt the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights."


/s/ KPMG PEAT MARWICK LLP

August 29, 1997
Jackson, Mississippi

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition
                             June 30, 1997 and 1996

                    Assets                                                         1997                  1996
                    ------                                                 -----------------    ----------------
Cash and due from banks                                                 $         69,504,187          70,548,661
Interest-bearing deposits with banks                                              28,704,668          10,745,849
Mortgage-backed securities held for trading                                                -          34,486,798
Other securities held for trading                                                  3,386,250                   -
Mortgage-backed securities available for sale                                    122,385,386         118,872,676
Other securities available for sale                                               16,676,744           7,188,768
Mortgage-backed securities held to maturity                                       10,526,158          12,727,245
Other securities held to maturity                                                 53,791,261          67,485,783
Stock in Federal Home Loan Bank of Dallas                                         15,627,418          12,027,000
Loans held for sale, net of unrealized losses of $148,201 in 1996                 51,556,780          27,475,284
Loans receivable, net of allowance for possible loan losses of
     $10,423,693 in 1997 and $9,451,693 in 1996                                  876,536,687         836,286,838
Accrued interest receivable                                                        9,911,115          11,059,971
Premises and equipment, net                                                       44,049,820          43,160,425
Foreclosed assets                                                                  9,328,501          10,230,943
Mortgage servicing rights, net                                                     8,547,688           5,788,245
Premium on purchased deposits, net                                                 3,702,731           6,778,400
Prepaid expenses and other assets                                                 29,007,066          33,794,935
                                                                           -----------------    ----------------
                                                                        $      1,353,242,460       1,308,657,821
                                                                           =================    ================
        Liabilities and Stockholders' Equity
        ------------------------------------
Liabilities:
     Deposits                                                           $        915,394,878         922,370,122
     Borrowings from Federal Home Loan Bank of Dallas:
        Short-term                                                               165,298,412         125,000,000
        Long-term                                                                 93,150,183          96,961,222
     Advance by borrowers for property taxes, insurance and other                 10,612,972          11,219,490
     Interest payable on deposits                                                  5,352,575           5,320,261
     Accrued expenses and other liabilities (including
        clearing balances of collections on serviced loans
        of $10,795,604 in 1997 and $7,386,427 in 1996)                            25,061,714          21,968,146
                                                                           -----------------    ----------------
                    Total liabilities                                          1,214,870,734       1,182,839,241
                                                                           -----------------    ----------------
Stockholders' equity:
     Serial preferred stock, $.01 par value, 500,000
        authorized shares, none issued and outstanding                                     -                   -
     Common stock, $.01 par value.  Authorized 14,500,000; issued and
        outstanding 13,754,266 in 1997 and 13,702,656 in 1996                        137,543              68,514
     Additional paid-in capital                                                   18,735,227          18,373,306
     Retained earnings, substantially restricted                                 119,340,749         109,096,579
     Unrealized gains (losses) on securities available for sale,
        net of deferred income taxes                                                 158,207          (1,719,819)
                                                                           -----------------    ----------------
                    Total stockholders' equity                                   138,371,726         125,818,580
                                                                           -----------------    ----------------

                                                                        $      1,353,242,460       1,308,657,821
                                                                           =================    ================

See accompanying notes to consolidated financial statements.

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                    Years Ended June 30, 1997, 1996 and 1995

                                                                     1997                1996            1995
                                                                   -----------       -----------   -----------
Interest income:
     Loans                                                     $    93,147,812        90,540,068    79,630,506
     Mortgage-backed securities:
        Held to maturity                                               927,065         2,400,797     4,125,469
        Available for sale                                           8,199,053         3,565,094     4,077,283
        Held for trading                                             3,003,799         1,879,477       585,278
     Other securities:
        Held to maturity                                             4,993,934         5,882,877     6,766,160
        Available for sale                                             332,578           227,834             -
        Held for trading                                                31,501                 -             -
     Interest-bearing deposits with banks                              491,592         1,704,272     1,151,540
     Other investments                                                 796,924           546,544       507,597
                                                                    ----------       -----------   -----------
                    Total interest income                          111,924,258       106,746,963    96,843,833
                                                                   -----------       -----------   -----------
Interest expense:
     Deposits                                                       31,284,154        31,249,387    28,161,097
     Borrowings from Federal Home Loan Bank of Dallas:
        Short-term                                                   8,876,459         1,445,723     1,664,159
        Long-term                                                    6,085,760         8,957,741     4,310,755
                                                                  ------------       -----------   -----------
                    Total interest expense                          46,246,373        41,652,851    34,136,011
                                                                  ------------       -----------   -----------
                    Net interest income                             65,677,885        65,094,112    62,707,822
Provision for possible loan losses                                   3,135,643         1,633,241       418,169
                                                                  ------------       -----------    ----------
                    Net interest income after provision
                         for possible loan losses                   62,542,242        63,460,871    62,289,653
                                                                  ------------       -----------    ----------
Noninterest income (loss):
     Loan servicing income, net                                     12,128,395        12,423,681    12,080,316
     Service fees on deposits                                       18,737,746        16,406,674    13,361,644
     Other service fees and commissions                              1,956,534         1,671,424     1,265,354
     Unrealized holding gains (losses) on trading securities
        and loans held for sale, net                                 2,412,242        (1,293,133)      864,262
     Gains on sales of assets held for sale, available
        for sale or held for trading, net                              521,176         1,536,637       842,746
     Losses on sales and operations of
        foreclosed assets, net                                      (1,881,785)       (1,449,500)     (146,481)
     Insurance fees, commissions and premiums, net                   2,732,607         2,956,356     3,441,493
     Appraisal fees, net                                               959,285         1,315,326       651,960
     Other income, net                                               1,570,504         4,048,725     2,885,039
                                                                  ------------       -----------   -----------
                    Total noninterest income, net                   39,136,704        37,616,190    35,246,333
                                                                  ------------       -----------   -----------

                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings


                                                                              1997               1996              1995
                                                                        ---------------     -------------       -----------
Noninterest expense:
     Compensation, payroll taxes and fringe benefits                        30,289,765         30,685,273        27,997,306
     Rent and other occupancy expense                                        6,274,486          6,147,413         6,007,513
     Equipment and fixtures expense                                          4,793,930          4,585,444         4,815,490
     Communication, postage, printing and office supplies                    6,531,208          6,523,050         6,825,888
     Deposit and other insurance premiums                                    1,696,881          2,542,993         2,702,475
     Special SAIF deposit insurance assessment                               5,917,174                  -                 -
     Advertising                                                             1,485,678          2,523,988         2,363,588
     Expenses of officers, directors and employees,
        including directors' fees                                            1,619,701          1,530,392         1,548,613
     Data processing expense                                                 3,063,105          3,091,750         2,383,221
     Amortization of premium on purchased deposits                           2,889,644          3,777,427         4,621,236
     Professional fees                                                       3,769,341          2,886,827         3,079,351
     Other loan servicing costs                                              2,239,665          2,503,874         2,791,324
     Other expenses                                                          1,084,147          1,227,471         1,174,141
                                                                          ------------      -------------       -----------
                    Total noninterest expense                               71,654,725         68,025,902        66,310,146
                                                                          ------------      -------------       -----------

                    Earnings before income taxes                            30,024,221         33,051,159        31,225,840

Income tax expense                                                          11,464,747         11,941,810        12,200,817
                                                                         -------------      -------------       -----------

               Net earnings                                            $    18,559,474         21,109,349        19,025,023
                                                                         =============      =============       ===========

               Earnings per common share                               $          1.34               1.50              1.33
                                                                         =============      =============       ===========


See accompanying notes to consolidated financial statements.

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    Years Ended June 30, 1997, 1996 and 1995



                                                                              1997              1996               1995
                                                                        --------------   ----------------    --------------
Common stock:
     Balance at beginning of year                                    $          68,514             70,280            70,298
     Purchase and retirement of 134 shares in 1997,
        372,634 shares in 1996 and 14,902 shares in 1995                            (1)            (1,863)              (74)
     Stock issued upon exercise of stock options                                   324                 97                56
     Two-for-one stock split                                                    68,706                  -                 -
                                                                        --------------    ---------------    --------------
     Balance at end of year                                          $         137,543             68,514            70,280
                                                                        ==============    ===============    ==============
Additional paid-in capital:
     Balance at beginning of year                                    $      18,373,306         23,546,336        23,176,296
     Purchase and retirement of 134 shares in 1997,
        372,634 shares in 1996 and 14,902 shares in 1995                        (2,181)        (5,764,021)         (182,816)
     Stock issued upon exercise of stock options                                45,492             16,989             9,861
     Tax benefit of restricted stock awards
        and stock options                                                      318,610            574,002           542,995
                                                                        --------------    ---------------    --------------
     Balance at end of year                                          $      18,735,227         18,373,306        23,546,336
                                                                        ==============    ===============    ==============
Retained earnings, substantially restricted:
     Balance at beginning of year                                    $     109,096,579         91,466,279        75,042,859
     Net earnings                                                           18,559,474         21,109,349        19,025,023
     Cash dividends paid at $0.60 per share for 1997,
        $0.25 per share for 1996 and $0.19 per share
        for 1995                                                            (8,246,598)        (3,479,049)       (2,601,603)
     Two-for-one stock split                                                   (68,706)                 -                 -
                                                                        --------------    ---------------    --------------
     Balance at end of year                                          $     119,340,749        109,096,579        91,466,279
                                                                        ==============    ===============    ==============
Unrealized gains (losses) on securities available for sale:
     Balance at beginning of year                                    $      (1,719,819)           319,186        (1,712,462)
     Change in unrealized gains (losses) on securities
        available for sale, net of deferred income taxes                     1,878,026         (2,039,005)        2,031,648
                                                                        --------------    ---------------    --------------
     Balance at end of year                                          $         158,207         (1,719,819)          319,186
                                                                        ==============    ===============    ==============
Unearned compensation - restricted stock awards:
     Balance at beginning of year                                    $               -            (82,842)         (338,786)
     Amortization of unearned compensation                                           -             82,842           255,944
                                                                        --------------    ---------------    --------------
     Balance at end of year                                          $               -                  -           (82,842)
                                                                        ==============    ===============    ==============


See accompanying notes to consolidated financial statements.

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years Ended June 30, 1997, 1996 and 1995


                                                                            1997               1996               1995
                                                                      ---------------    ---------------    ----------
Cash flows from operating activities:
     Net earnings                                                      $  18,559,474          21,109,349         19,025,023
     Adjustments to reconcile net earnings to net
        cash provided (used) by operating activities:
           Provision for possible loan losses                              3,135,643           1,633,241            418,169
           Depreciation and amortization                                   9,520,636           9,440,623         12,483,411
           Amortization of premium on purchased deposits                   2,889,644           3,777,427          4,621,236
           Decrease (increase) in prepaid expenses
               and other assets                                            3,723,421          (2,816,675)         1,464,276
           Increase (decrease) in accrued expenses
               and other liabilities                                       3,125,882           7,755,326        (20,128,552)
           Unrealized holding (gains) losses on trading
               securities and loans held for sale, net                    (2,412,242)          1,293,133           (864,262)
           Gains on sales of assets held for sale, available
               for sale or held for trading, net                            (521,176)         (1,536,637)          (842,746)
           Gains on sales of premises and equipment,                        (119,413)             (6,247)          (276,940)
           Gains on sales of foreclosed assets,  net                      (2,272,882)           (816,094)          (858,523)
           Accretion of deferred fees, discounts and
               premiums, net                                              (5,004,491)         (6,021,473)        (1,778,933)
           Other, net                                                      1,083,109             409,706           (379,032)
     Proceeds from sales of assets held for sale
        or held for trading                                              209,005,673         209,383,921         69,481,016
     Principal payments on mortgage-backed securities
        held for trading                                                   3,576,806           1,891,226            342,308
     Purchases of mortgage-backed and other securities
        held for trading                                                  (2,042,145)         (6,987,813)        (2,011,288)
     Origination of loans held for sale                                 (223,105,837)       (244,445,656)       (88,764,420)
                                                                         -----------         -----------        -----------
                    Net cash provided (used) by
                         operating activities                             19,142,102          (5,936,643)        (8,069,257)
                                                                         -----------         -----------        -----------


                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                            1997                 1996               1995
                                                                      ---------------      ---------------   ---------------
Cash flows from investing activities:
     Net decrease (increase) in interest-bearing
        deposits with banks                                              (17,958,819)         12,816,429         (3,604,017)
     Net increase in loans                                               (20,577,400)        (69,786,564)        (2,474,568)
     Purchases of loans                                                  (15,454,517)        (44,663,350)       (88,016,776)
     Proceeds from sales of mortgage-backed securities
        available for sale                                                         -           2,155,965         99,949,098
     Proceeds from maturities of other securities                         14,284,400           9,157,500         11,000,000
     Principal payments on mortgage-backed
        and other securities                                              16,716,028          12,910,043         14,227,606
     Purchases of mortgage-backed and other securities
        available for sale                                                (8,423,860)        (20,961,852)       (50,294,800)
     Purchases of mortgage-backed and other securities
        held to maturity                                                           -            (722,278)        (5,530,443)
     Proceeds from sales of foreclosed assets                              4,737,067           4,486,670          4,105,093
     Purchases of mortgage servicing rights                               (5,287,479)            (12,087)        (1,016,946)
     Redemption (purchase) of stock in Federal
        Home Loan Bank of Dallas                                          (3,600,418)         (4,101,500)           164,200
     Proceeds from sales of premises and equipment                           572,247              67,333            740,610
     Additions to premises and equipment                                  (6,215,083)         (9,110,395)        (7,581,989)
                                                                      --------------       -------------     --------------
                    Net cash used by investing activities                (41,207,834)       (107,764,086)       (28,332,932)
                                                                      --------------       -------------     --------------
Cash flows from financing activities:
     Net increase (decrease) in deposits                                  (6,975,244)          4,652,137        (54,925,771)
     Net increase in borrowings from Federal Home
        Loan Bank of Dallas                                               36,487,373         121,961,222        100,000,000
     Issuance of common stock                                                 45,816              17,085              9,917
     Repurchase of common stock                                               (2,181)         (5,765,883)          (182,890)
     Tax benefit of restricted stock
        awards and stock options                                             318,610             574,002            542,995
     Cash dividends paid                                                  (8,246,598)         (3,479,049)        (2,601,603)
     Increase (decrease) in advance payments by
        borrowers for property taxes, insurance
        and other                                                           (606,518)          4,460,699            226,983
                                                                      --------------       -------------     --------------
                    Net cash provided by financing activities             21,021,258         122,420,213         43,069,631
                                                                      --------------       -------------     --------------


                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                     1997               1996               1995
                                                              ---------------    ---------------     ---------------

                    Net increase (decrease) in cash
                         and due from banks                        (1,044,474)          8,719,484          6,667,442
Cash and due from banks at beginning of year                       70,548,661          61,829,177         55,161,735
                                                              ---------------    ----------------    ---------------

Cash and due from banks at end of year                    $        69,504,187          70,548,661         61,829,177
                                                              ===============    ================    ===============

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
     Interest on deposits, advances and
        other borrowings                                  $        45,942,763          40,718,840         33,399,339
                                                              ===============    ================    ===============

     Income taxes                                                  12,488,884          11,190,000         12,211,893
                                                               ==============    ================    ===============

   Noncash investing and financing activities
     during the year for:
       Foreclosures                                                15,031,391          13,688,286          8,864,995
                                                               ==============    ================    ===============

       Securitization of mortgage loans                    $      193,294,179         289,707,302         89,231,963
                                                               ==============    ================    ===============

       Loans originated to facilitate sales of
         foreclosed assets                                 $       12,270,777           5,414,831          3,901,912
                                                               ==============    ================    ===============



See accompanying notes to consolidated financial statements.

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1997, 1996 and 1995



(1)  Summary of Significant Accounting Policies

     The  accounting  and  reporting  policies  of  Magna  Bancorp,  Inc.   (the
         "Company") and subsidiaries conform to generally accepted accounting principles and to general practices within the thrift industry. The following is a description of the more significant of those policies that the Company follows in preparing and presenting its consolidated financial statements.

     (a)  Principles of Consolidation

          The  accompanying  consolidated   financial   statements  include  the
            accounts of the Company, its wholly-owned or majority-owned subsidiaries, Magna Financial Services, Inc.; Comserv, Inc.; Realty Services, Inc.; Magnolia Federal Bank for Savings (the "Bank"); and Magna Insurance Company. All significant intercompany transactions and balances have been eliminated in consolidation.

     (b)  Basis of Financial Statement Presentation

          The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. Actual results could differ significantly from those estimates. Significant estimates that are susceptible to change relate to the determination of the allowance for possible loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the valuation of capitalized mortgage servicing rights.

          Management believes that the allowance for possible loan losses is adequate and the carrying value of real estate owned is recoverable. While management uses available information to recognize possible loan losses and to determine that the carrying value of real estate owned does not exceed its fair value less estimated selling costs, future additions to the allowance or future writedowns to real estate owned may be necessary based on changes in economic or market conditions.

          Management also believes the carrying value of capitalized mortgage servicing rights is recoverable. While management uses available information to estimate the fair value, future additions to the valuation allowance may be necessary based on changes in economic or market conditions.


                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



          In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses, the carrying value of real estate owned and the valuation of capitalized mortgage servicing rights. Such agencies may require the Company to recognize adjustments to the allowance for possible loan losses, allowance for valuation of capitalized servicing rights or carrying value of real estate owned based on their judgments about information available to them at the time of their examination.

     (c)  Mortgage-backed Securities and Other Securities

          Securities are classified as either held to maturity, held for trading or available for sale. Securities held to maturity are those which the Company has the ability and positive intent to hold until maturity. Trading securities are bought or originated and held principally for the purpose of selling them in the near term. All other securities are classified as available for sale. Securities held to maturity are reported at amortized cost. Securities held for trading are reported at fair value with unrealized gains and losses included in earnings. Securities available for sale are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of the related tax effect, as a separate component of stockholders' equity.

          Securities transferred from held for trading to either held to maturity or available for sale are transferred at fair value at the date of transfer.

          Premiums and discounts are amortized using the interest method over the remaining period of contractual maturity, adjusted for actual prepayments. Gains and losses on the sale of debt securities are determined using the specific identification method.

     (d)  Stock in Federal Home Loan Bank of Dallas

          Investment in stock of a Federal Home Loan Bank ("FHLB") is required by law of every savings and loan association or savings bank insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The investment is carried at cost. No ready market exists for the stock, and it has no quoted market value.




                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     (e)  Loans

          Loans held for investment are stated at unpaid principal balances less unearned discounts, net deferred loan origination fees and allowance for possible loan losses, because the Company has the intent and ability to hold such loans for the foreseeable future or until maturity. Loans held for sale are carried at the lower of cost or estimated fair value. Estimated fair value is based on quoted market prices, assuming the loans will be packaged and sold in the secondary market.

          If,  at  the  time  of  origination, a 15-year term loan qualifies for sale in the secondary market and has a stated interest rate that falls within a designated range, it is usually classified as held for sale. All loans originated with a 30-year term that qualify for sale in the secondary market are classified as held for sale. Loans transferred from the held-for-sale category to the held-for-investment category are transferred at the lower of cost or estimated fair value at the date of transfer.

          Loans purchased are recorded at the unpaid principal balance, and a discount is recorded for the difference between the unpaid principal balance and the net purchase price.

          The Company provides a valuation allowance for possible losses on loans. The allowance includes specific amounts for identified losses and general amounts for unidentified losses as determined by management through an evaluation of the loan portfolio, a review of historical loss experience and consideration of other factors. Additions to the allowance are charged to operations. Unsecured consumer loans which are 120 days delinquent are charged against the valuation allowance.

          While  management  uses  available  information  in  establishing  the allowance for possible loan losses, future adjustments to the allowance may be necessary if economic and other conditions differ substantially from assumptions used in making evaluations. Should it become necessary for the Company to convert the underlying collateral to cash, the amounts received may differ from carrying values indicated depending on market conditions at the time.

          Impaired and restructured loans are measured at the present value of expected future cash flows, discounted at the loan's effective rate or, as a practical expedient, at the loan's observable market price or the fair value of the underlying collateral if the loan is collateral dependent. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan.

                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



          Interest is accrued only if it is deemed  collectible.  The  Company's policy is not to accrue interest on mortgage or consumer loans that are delinquent more than 90 days and that are not insured or guaranteed by government agencies or are not covered for losses under recourse agreements. Payments received on non-accruing loans are recorded as if received timely in accordance with the contractual provisions of the loans.

     (f)  Premises and Equipment

          Premises  and   equipment   are   stated  at  cost  less   accumulated
            depreciation.

          Depreciation is provided over the estimated useful lives of the respective assets. Buildings and improvements are depreciated on the straight-line method. Furniture and equipment are depreciated using the declining balance method.

     (g)  Foreclosed Assets

          Real estate properties acquired in settlement of loans are initially recorded at the lower of the related loan balance, less any specific allowance for loss, or fair value less estimated selling costs at the date of acquisition. When a reduction from carrying value to fair value is required at the time of foreclosure, the difference is charged to the allowance for possible loan losses. Costs associated with the acquisition and repair of real estate properties acquired in settlement of loans are expensed when incurred.

          Valuations are  performed  periodically  by  qualified  appraisers. If the carrying value of a property exceeds its estimated fair value, less estimated costs to sell, the difference is charged to operations.

     (h)  Mortgage Servicing Rights

          Statement  of  Financial Accounting Standards No. 122, "Accounting for
            Mortgage Servicing Rights" ("SFAS No. 122") was adopted by the Company as of July 1, 1995. This statement requires that the cost basis of a loan be allocated between the loan and the related right to service the loan based on their relative fair values. Impairment provisions of the statement require that a valuation allowance be established at the time the recorded value of the servicing rights exceeds the fair value. Prior to fiscal 1996, only the cost of purchased rights to service mortgage loans was recorded as an asset. Effective January 1, 1997, the Company adopted


                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



            Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extingushments of Liabilities" ("SFAS No. 125"), which addresses the recognition and measurement of servicing assets and liabilities. The adoption of SFAS No. 125 did not materially impact the Company's financial statements.

          The   Company  determines  the  fair  value  of  capitalized  mortgage servicing rights by estimating the present value of net future servicing income using a discounted cash flow analysis on a disaggregated basis. Average prepayment assumptions based on the consensus view of a network of major broker/dealers available in the market are used, taking into consideration loan type, original and remaining maturity, and weighted average interest rate. Discount rates are used to approximate an acceptable rate of return based on investor type. Ancillary income and servicing costs were estimated based on industry average data. For the purpose of evaluating and measuring impairment of capitalized mortgage servicing rights, the Company stratifies the rights by loan type, original term and coupon rate.

          Capitalized    servicing    rights    are    amortized    using    the
            sum-of-the-months-digits method generally over six years. This method does not differ materially from amortization in proportion to, and over the period of, the estimated net servicing income as required by SFAS No. 125.

     (i)  Premium on Purchased Deposits

          Premium on purchased deposits is amortized using the sum-of-the-months digits method over six years.

     (j)  Income Taxes

          Deferred  tax   assets   and  liabilities   are  established  for  the
            temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Under the statement, the effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

     (k)  Loan Fees and Discounts

          The Company defers loan origination and commitment fees, discount points and direct loan origination costs and recognizes these over the life of the loan as an adjustment to the yield.



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



          Deferred fees and costs on loans pooled as mortgage-backed securities are recorded as an adjustment to the basis in the securities. Unamortized fees and costs related to loans sold in the secondary market are recognized in income at the date of sale.

          Discounts on loans purchased include price adjustments related to the the yield on purchased loans and impairment of the underlying collateral and are accreted using the interest method over the contractual terms of the loans.

          Unearned discounts on property improvement, consumer and mobile home loans are amortized using the interest method over the remaining contractual maturity of the loans.

     (l)  Reclassifications

          Certain prior year amounts have been reclassified to conform with the 1997 presentation.

     (m)  Accounting Developments

          Recently  issued  Statement  of Financial Accounting Standards No. 128
            "Earnings per Share" ("SFAS No. 128") supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS. Dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures is required. Reconciliation of the Basic EPS computation to the Diluted EPS computation is also required. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. Further disclosures of an entity's capital structure are required for years ending after December 15, 1997 by Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure." Disclosures of pertinent information concerning the rights and privileges of an entity's outstanding securities are required. Because the Company's capital structure is not complex, the adoption of these Statements is not expected to be of significance.



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



          Standards for reporting and displaying  comprehensive  income,  or the total of net income and all other non-owner equity changes, was addressed in Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Changes in the Company's unrealized holding gains and losses on available-for-sale securities would be a component of comprehensive income for which greater disclosures would be required in years beginning after December 15, 1997.

          Statement of Financial Accounting Standards No. 131 ("SFAS No. 131") was issued on June 30, 1997 and requires specific disclosures about segments of an enterprise. Effective for fiscal years beginning after December 15, 1997, SFAS No. 131 introduces a "management approach" for segment reporting. The management approach is based on how the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance.

(2)  Merger

     On May 8, 1997,  the  Company  and   Union  Planters  Corporation  ("UPC"),
          entered  into  an  Agreement  and  Plan  of  Reorganization   ("Merger
          Agreement"), pursuant to which UPC Merger Subsidiary, Inc. a corporation organized and existing under the laws of the State of Delaware and a wholly owned subsidiary of UPC, will be merged with and into the Company.

     In  accordance  with  the  terms of the Merger Agreement, each share of the
          Company's  common  stock,  par  value  $.01  per  share,   outstanding
          immediately prior to the effective time of the Merger will be converted into the right to receive .5165 shares of common stock, par value $5.00 per share, of UPC. The merger is intended to constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and to be accounted for as a pooling-of-interests.

     A special meeting of the Company's shareholders was held August 20, 1997, at which time the merger received shareholder approval. Consummation of the Merger is subject to various conditions, and approval by regulatory authorities and is expected to close on November 1, 1997.

(3)  Cash and Due From Banks

     The Company is required to set aside specified amounts of cash as  reserves against transaction account deposits. The reserve is satisfied by vault cash and a reserve balance maintained with the Federal Reserve Bank. The average amount of the reserve balance maintained with the Federal Reserve Bank for the year ended June 30, 1997 was approximately $52,000.

                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     The Company also maintains a clearing account balance of $1,000,000 with the Federal Reserve Bank in order to purchase Federal Reserve Bank services.

(4)  Mortgage-backed Securities

     The amortized cost and estimated fair value of mortgage-backed securities follow:


                                                                     Gross           Gross
                                                Amortized         Unrealized      Unrealized         Estimated
                                                   Cost             Gains           Losses          Fair Value
                                               -----------        ----------     ------------     ---------------
     June 30, 1997:
         Held to maturity, by issuer:
            GNMA                             $  2,758,980           120,600                -           2,879,580
            FNMA                                2,226,271            99,082                -           2,325,353
            FHLMC                               5,540,907            74,360                -           5,615,267
                                              -----------        ----------     ------------     ---------------
                                             $ 10,526,158           294,042                -          10,820,200
                                              ===========        ==========     ============     ===============
         Available for sale, by issuer:
            GNMA                             $  6,134,013            89,053          (63,754)          6,159,312
            FNMA                              110,574,107           635,054       (1,627,341)        109,581,820
            FHLMC                               6,660,421            43,372          (59,539)          6,644,254
                                             ------------        ----------     ------------     ---------------
                                             $123,368,541           767,479       (1,750,634)        122,385,386
                                             ============        ==========     ============     ===============

     June 30, 1996:
         Held to maturity, by issuer:
            GNMA                             $  3,460,946           144,313                -           3,605,259
            FNMA                                2,898,094           108,637                -           3,006,731
            FHLMC                               6,368,205            63,692          (20,626)          6,411,271
                                             ------------      ------------     ------------     ---------------
                                             $ 12,727,245           316,642          (20,626)         13,023,261
                                            ============      ============      ============      ===============
         Available for sale, by issuer:
            GNMA                             $  7,153,516            82,665         (135,904)          7,100,277
            FNMA                              107,006,418           578,139       (3,010,876)        104,573,681
            FHLMC                               7,288,816            44,920         (135,018)          7,198,718
                                             ------------      ------------     -------------    ---------------
                                             $121,448,750           705,724       (3,281,798)        118,872,676
                                             ============      ============     ============     ===============
         Held for trading, by issuer:
            GNMA                             $  2,107,593            27,411                -           2,135,004
            FNMA                               33,299,141            87,871       (1,035,218)         32,351,794
                                             ------------      ------------     ------------     ---------------
                                             $ 35,406,734           115,282       (1,035,218)         34,486,798
                                             ============      ============     ============     ===============


                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       The average rate on the total mortgage-backed securities portfolio at June 30, 1997 and 1996 was 6.87% and 6.86%, respectively.

       During  1996,   mortgage-backed  securities  with  a  carrying  value  of
            $34,098,258 and an estimated fair value of $34,671,819 were transferred from the held-to-maturity category to the available-for-sale category, as provided for under the Financial Accounting Standards Board's ("FASB's") Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The adjustment to estimated fair value of $573,561, net of related deferred income taxes, was recorded as a separate component of stockholders' equity.

       Gross gains  of  $36,331  were  realized  on  sales  of   mortgage-backed
            securities available for sale during 1996. Gross losses of $1,020,569 were realized on sales of mortgage-backed securities available for sale during 1995. No sales of mortgage-backed securities available for sale occurred during 1997. No sales of mortgage-backed securities held to maturity occurred during 1997, 1996 or 1995.

       The net unrealized holding loss on mortgage-backed securities held for trading was $1,144,932 during 1996. The net unrealized holding gain was $919,936 and $740,745 during 1997 and 1995, respectively.

       Maturities of mortgage-backed securities held to maturity, available for sale or held for trading are not shown because such securities are not due at a single maturity date. Actual maturities would differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

       At June 30, 1997 mortgage-backed securities with a carrying value of $35,725,746 were pledged to FHLB of Dallas as security on borrowings from the FHLB of Dallas.



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5)  Other Securities

     The amortized cost and estimated fair value of other securities follow:

                                                                       Gross           Gross          Estimated
                                                    Amortized        Unrealized      Unrealized         Fair
                                                       Cost           Gains            Losses           Value
                                                 --------------    ------------      ----------    --------------
     June 30, 1997:
        Held to maturity:
            United States government
               and agency obligations       $       52,615,616       2,855,344          (4,977)       55,465,983
            Corporate debt securities                1,128,444          25,148         (17,054)        1,136,538
            Other                                       47,201               -               -            47,201
                                                --------------    ------------      ----------    --------------
                                            $       53,791,261       2,880,492         (22,031)       56,649,722
                                                ==============    ============      ==========    ==============
        Available for sale:
            United States government
               and agency obligations       $        7,256,408               -        (117,151)        7,139,257
            Equity securities                        8,277,809       1,306,473         (46,795)        9,537,487
                                                --------------    ------------      ----------    --------------
                                            $       15,534,217       1,306,473        (163,946)       16,676,744
                                                ==============    ============         =======    ==============
        Held for trading:
            Equity securities               $        2,042,145       1,344,105               -         3,386,250
                                                ==============    ============      ==========    ==============

     June 30, 1996:
        Held to maturity:
            United States government
               and agency obligations       $       66,253,859       2,321,733            (527)       68,575,065
            Corporate debt securities                1,161,023          53,306          (7,307)        1,207,022
            Other                                       70,901               -               -            70,901
                                                --------------    ------------      ----------    --------------
                                            $       67,485,783       2,375,039          (7,834)       69,852,988
                                                ==============    ============      ==========    ==============
        Available for sale:
            United States government
               and agency obligations       $        7,259,166               -        (209,437)        7,049,729
            Equity securities                          136,631           6,691          (4,283)          139,039
                                                --------------    ------------      ----------    --------------
                                            $        7,395,797           6,691        (213,720)        7,188,768
                                                ==============    ============         =======    ==============



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The amortized cost and estimated fair value at June 30, 1997 of other securities, by contractual maturity, are shown below.

                                                                                     Amortized         Estimated
                                                                                        Cost          Fair Value
            Held to maturity:
                Within 12 months                                              $           86,751             86,463
                Beyond 12 months but within 5 years                                    2,685,681          2,785,063
                Beyond 5 years but within 10 years                                    36,586,151         38,157,437
                Beyond 10 years                                                       14,432,678         15,620,759
                                                                                  --------------    ---------------

                                                                              $       53,791,261         56,649,722
                                                                                  ==============    ===============
            Available for sale:
                Beyond 12 months but within 5 years                           $          236,916            234,258
                Beyond 5 years but within 10 years                                     7,019,492          6,905,000
                Equity securities                                                      8,277,809          9,537,486
                                                                                  --------------    ---------------

                                                                              $       15,534,217         16,676,744
                                                                                  ==============    ===============
             Held for trading:
                Equity securities                                             $        2,042,145          3,386,250
                                                                                  ==============    ===============


       During 1996,  other securities with a carrying value of $7,323,431 and an estimated fair value of $7,527,528 were transferred from the held-to-maturity category to the available-for-sale category, as provided for under the FASB's Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The adjustment to estimated fair value of $204,097, net of related deferred income taxes, was recorded as a separate component of stockholders' equity. No sales of other securities held to maturity or available for sale occurred during 1997, 1996 or 1995.

       At June 30, 1997, other securities with a carrying value of $31,688,718 were pledged to various parties as security in the event of contractual default.





                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(6)  Loans

     Loans held for investment and held for sale consist of the following:

                                                                                       June 30
                                                                            -----------------------------------
                                                                                  1997                 1996
                                                                            ----------------   ----------------
        Loans held for investment:
            Real estate loans:
               Conventional loans and participations                        $   729,386,695         684,221,707
               Construction loans                                                16,093,955          17,007,191
               Loans and participations insured, guaranteed
                  or partially guaranteed by an agency or
                  instrumentality of the United States                           73,706,020          84,777,075
                                                                            ---------------    ----------------
                                                                                819,186,670         786,005,973
               Undisbursed loan funds                                            (9,009,100)         (9,017,466)
               Unearned discounts on purchased loans                            (14,437,704)        (18,400,347)
               Deferred loan fees, net                                           (2,620,598)         (2,792,679)
                                                                            ---------------    ----------------
                                                                                793,119,268         755,795,481
            Other loans:
               Manufactured home loans                                           20,087,473          26,623,976
               Personal property loans                                           38,355,428          34,518,725
               Savings account loans                                             10,047,300          10,663,653
               Other loans                                                       26,639,028          19,077,902
                                                                            ---------------    ----------------
                                                                                 95,129,229          90,884,256
               Undisbursed loan funds                                              (930,047)           (260,219)
               Unearned discounts on purchased loans                               (358,070)           (680,987)
                                                                            ---------------    ----------------
                                                                                 93,841,112          89,943,050
                                                                                886,960,380         845,738,531
            Allowance for possible loan losses                                  (10,423,693)         (9,451,693)
                                                                            ---------------    ----------------
                  Total loans held for investment                       $       876,536,687         836,286,838
                                                                            ===============    ================

        Loans held for sale:
            Single-family real estate loans                             $        51,830,013          27,662,294
            Deferred loan fees, net                                                (273,233)            (38,809)
            Adjustment to lower of cost or fair value                                     -            (148,201)
                                                                            ---------------    ----------------
                  Total loans held for sale                             $        51,556,780          27,475,284
                                                                            ===============    ================



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Included in the loans held for investment portfolio are adjustable-rate loans with principal balances of $474,165,000 and $431,711,000 at June 30, 1997 and 1996, respectively.

       Net gains and losses realized on the sale of loans held for sale were immaterial during 1997, 1996 and 1995.

       Changes in the allowance for possible loan losses are summarized as follows:


                                                                                  Years Ended June 30
                                                                       --------------------------------------------
                                                                          1997            1996             1995
                                                                      ------------    ------------     ------------

             Balance at beginning of year                       $        9,451,693       9,213,496        9,780,887
             Loans charged off, net of recoveries of
                $250,092 in 1997, $177,727 in 1996
                and $122,175 in 1995                                    (2,163,643)     (1,395,044)        (985,560)
             Provision charged to operations                             3,135,643       1,633,241          418,169
                                                                   ---------------    ------------    -------------

             Balance at end of year                             $       10,423,693       9,451,693        9,213,496
                                                                   ===============    ============    =============


       Loans at June 30, 1997 and 1996  include  approximately  $18,436,000  and
            $22,297,000, respectively, of mortgage loans for which the accrual of interest has been ceased or reduced. In such cases, an allowance for possible loan losses has generally been established based upon the fair value of the underlying collateral. For a substantial portion of these mortgage loans, the Company has initiated or intends to initiate foreclosure proceedings in order to acquire the related collateral. During 1997, 1996 and 1995, interest income of $816,000, $1,066,000 and $932,000, respectively, would have been recognized on loans accounted for on a non-accrual basis had such loans been current in accordance with their original terms. Included in interest income for 1997, 1996 and 1995 was $603,000, $1,370,000 and, $1,267,000, respectively, related to such loans. At June 30, 1997, no commitments were outstanding to lend additional funds to such borrowers.

       The aggregate outstanding balance for mortgage loans on which the terms have been modified by reducing interest rates and/or modifying payment terms under troubled debt restructurings was immaterial for each period presented. Interest income forfeited on modified loans was also immaterial. At June 30, 1997, no commitments were outstanding to lend additional funds to borrowers with such loans.



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       The net investment balance of impaired loans at June 30, 1997 and 1996, totaled approximately $19,433,000 and $23,217,000, respectively. Of this balance, individually evaluated impaired loans aggregated approximately $997,000 and $1,015,000, with a related allowance for possible loan losses of $109,200 and $131,600, at June 30, 1997 and 1996, respectively. The remaining $18,436,000 and $22,202,000 of the impaired, non-accrual, smaller-balance loans at June 30, 1997 and 1996, respectively, were categorized in homogenous groups and collectively evaluated. An allowance for possible loan losses was available to absorb anticipated losses on these and other loans. The average recorded investment in impaired loans for the years ended June 30, 1997 and 1996 was approximately $21,500,000 and $25,200,000, respectively.

(7)    Accrued Interest Receivable

       A summary of accrued interest receivable follows:

                                                                                        June 30
                                                                        ---------------------------------
                                                                              1997              1996
                                                                        ---------------   ---------------
            Loans                                                   $        8,200,590          8,791,705
            Mortgage-backed securities                                         776,087            983,925
            Other securities and interest-bearing cash balances                934,438          1,284,341
                                                                        --------------    ---------------

                                                                    $        9,911,115         11,059,971
                                                                        ==============    ===============


(8)    Premises and Equipment, Net

       A summary of premises and equipment follows:

                                                                                        June 30
                                                                        ---------------------------------
                                                                              1997              1996
                                                                        ---------------   ---------------

            Land                                                    $        9,656,987          9,756,591
            Office buildings and improvements                               42,325,533         40,934,955
            Furniture and equipment                                         26,128,898         24,843,848
            Construction in progress                                           292,602            305,240
                                                                        --------------    ---------------
                                                                            78,404,020         75,840,634
            Accumulated depreciation                                       (34,354,200)       (32,680,209)
                                                                        --------------    ---------------

                                                                    $       44,049,820         43,160,425
                                                                        ==============    ===============



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(9)    Foreclosed Assets

       A summary of foreclosed assets follows:

                                                                                    June 30
                                                                    ----------------------------------
                                                                          1997              1996
                                                                    ---------------   ----------------


            Single-family residential                               $     8,922,401          9,763,265
            Commercial buildings and land                                   209,000            428,387
            Mobile homes                                                    148,420             29,192
            Other personal property                                          48,680             10,099
                                                                       ------------    ---------------

                                                                    $     9,328,501         10,230,943
                                                                       ============    ===============


       Writedowns of foreclosed assets totaled $743,286, $413,573 and $31,693 for 1997, 1996 and 1995, respectively.

(10)   Mortgage Servicing Rights, Net

       Mortgage servicing rights represent the right to service mortgage loans owned by others. These rights entitle the Company to collect mortgage payments, maintain escrow accounts and provide other services in exchange for service fees, ancillary income and access to a low cost financing source. For years prior to 1996, the cost associated with mortgage servicing rights on originated loans was not capitalized.

       The unamortized cost of mortgage servicing rights is summarized as follows:

                                                                                  Years Ended June 30
                                                                 --------------------------------------------------
                                                                      1997              1996              1995
                                                                  ------------     -------------    ---------------

             Balance at beginning of year                      $     5,788,245         9,379,877         16,048,946
             Mortgage servicing rights originated                    2,119,746         2,060,971                  -
             Mortgage servicing rights acquired                      5,287,479            12,087          1,016,946
             Sale of mortgage servicing rights                               -          (841,552)                 -
             Amortization                                           (4,647,782)       (4,823,138)        (7,686,015)
                                                                  ------------     -------------    ---------------

             Balance at end of year                            $     8,547,688         5,788,245          9,379,877
                                                                  ============     =============    ===============

       During 1996, a gain of $1,014,000 was recorded on the sale of servicing rights.



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       The fair value of capitalized mortgage servicing rights at June 30, 1997 was approximately $30,000,000. There was no valuation allowance for impairment of capitalized mortgage servicing rights during the years ended June 30, 1997 and 1996.

       The Company was servicing loans for others aggregating approximately $3,087,072,000, $2,970,445,000 and $3,438,445,000 at June 30, 1997,
            1996 and 1995, respectively. Loan servicing purchased with recourse provisions totaled $20,662,000 at June 30, 1997.

(11)   Deposits

       A summary of deposits by category is presented below:


                                                 June 30, 1997                  June 30, 1996
                                          --------------------------    ----------------------------
                                           Weighted                     Weighted
                                            Average                      Average
                                             Rate            Balance      Rate             Balance
                                          ---------          -------      ----             -------
            Transaction accounts:
                Passbook and statement      2.52%     $   126,806,722     2.57%       $  133,326,307
                Money market                2.99           30,753,190     3.25            33,600,664
                NOW                         2.08          121,704,953     1.77           112,359,800
                Noninterest-bearing            -          163,802,277        -           160,321,101
                                                          -----------                  -------------
                                                          443,067,142                    439,607,872
                                                          -----------                  -------------
            Certificates of deposit:
                3 month                     4.14           13,453,272     4.12            15,220,975
                6 month                     4.84           73,367,250     4.77            91,775,052
                9 month                     5.40           35,110,551     4.79             1,249,855
                1 year                      5.08           67,965,107     5.13            82,194,236
                16 month                    5.01            4,622,177     5.14             5,955,527
                1-1/2 year                  5.74           78,795,443     5.17            18,369,705
                20 month                    5.24           32,669,124     6.13            77,186,569
                2 year                      5.51           13,456,583     5.31            12,221,971
                28 month                    5.97           16,462,681     5.49             1,241,348
                2-1/2 year                  5.35           14,708,879     5.04            17,014,437
                3 year                      5.56           55,629,910     5.51            77,467,395
                3-1/2 year                  5.45            4,529,210     4.96             4,133,081
                4 year and over             5.54           16,085,863     5.64            25,397,368



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11), Continued

                                                            June 30, 1997                           June 30, 1996
                                                      --------------------------              -------------------------
                                                       Weighted                               Weighted
                                                        Average                                Average
                                                         Rate            Balance                Rate        Balance
                                                       --------          -------              --------      -------
            Certificates of deposit, cont.:
                Retirement (3 month)                     5.03          28,259,944               4.88        29,524,142
                Negotiated                               5.30           5,723,632               5.29         7,567,652
                Other                                    6.04          11,488,110               6.25        16,242,937
                                                                    -------------                        -------------
                                                                      472,327,736                          482,762,250
                                                                    -------------                        -------------

                                                         3.47%      $ 915,394,878               3.47%   $  922,370,122
                                                                    =============                        =============

       A summary of certificates of deposit by interest rate follows:


                                                 June 30, 1997                               June 30, 1996
                                    ----------------------------------------      -----------------------------------------
           Interest                                                  Average                                        Average
             Rate                   Number             Balance       Balance       Number             Balance       Balance
          ----------                ------             -------       -------       ------             -------       -------
       Less than 3.00%                  87   $         1,399,358       16,085          247   $        1,408,072       5,701
       3.00 - 3.99%                      1               150,000      150,000          150            1,520,212      10,135
       4.00 - 4.99%                  7,981            89,200,652       11,177       14,977          168,169,037      11,228
       5.00 - 5.99%                 24,255           351,237,156       14,481       14,313          214,931,867      15,017
       6.00 - 6.99%                  1,078            28,562,512       26,496        3,565           74,864,628      21,000
       7.00 - 7.99%                     85             1,436,039       16,895          955           21,039,894      22,031
       8.00 - over                      18               342,019       19,001           39              828,540      21,245
                                 ---------       ---------------                  --------      ---------------
                                    33,505   $       472,327,736       14,097       34,246   $      482,762,250      14,097
                                 =========       ===============                  ========      ===============


       Scheduled maturities of certificates of deposit follow:

                                                                                                June 30
                                                                                -----------------------------------
                                                                                      1997               1996
                                                                                ----------------   ----------------

            Within 12 months                                                $       344,984,271         371,588,122
            12 months to 24 months                                                   83,171,446          79,271,045
            24 months to 36 months                                                   35,581,089          22,410,246
            36 months to 48 months                                                    6,375,397           6,625,013
            Over 48 months                                                            2,215,533           2,867,824
                                                                                ---------------    ----------------

                                                                            $       472,327,736         482,762,250
                                                                                ===============    ================

       Certificates of deposit in excess of $100,000 outstanding at June 30, 1997 and 1996, were approximately $30,345,100 and $30,948,664, respectively.

                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       A summary of interest expense by category is presented below:

                                                                     Years Ended June 30
                                                    ----------------------------------------------------
                                                         1997               1996                 1995
                                                    -------------      --------------    ---------------

            Passbook and statement accounts      $       3,349,811          3,406,730          3,256,914
            Money market accounts                        1,054,820            891,697          1,108,031
            NOW accounts                                 2,171,407          1,943,116          1,978,955
            Certificates of deposit                     24,708,116         25,007,844         21,817,197
                                                    --------------     --------------    ---------------

                                                 $      31,284,154         31,249,387         28,161,097
                                                    ==============     ==============    ===============

       Deposits of the Bank are insured by the SAIF, a fund of the FDIC. Because the SAIF was substantially undercapitalized, legislation was enacted that required thrifts to make a contribution to fully capitalize the SAIF. This special assessment of $5.9 million was paid by the Company during the year ended June 30, 1997.

(12)   Borrowings from FHLB of Dallas

       A summary of borrowings from FHLB of Dallas follows:

         June 30, 1997:
            Short-term:
                5.48%, Short-term financing repaid July 1997                    $   65,000,000
                6.13%, Advances due September 1997                                     298,412
                6.00%, Advance due October 1997                                     50,000,000
                6.15%, Advance due March 1998                                       50,000,000
            Long-term:
                6.33%, Advance due July 1998                                        50,000,000
                6.36%, Advance due September 1998                                       59,803
                6.52%, Advance due in monthly installments through August 2005      43,090,380
                                                                                   -----------

                                                                                $  258,448,595
                                                                                   ===========




                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12), Continued

         June 30, 1996:
            Short-term:
                5.38%, Short-term financing repaid July 1996                    $     25,000,000
                6.26%, Advance repaid March 1997                                     100,000,000
            Long-term:
                6.33%, Advance due July 1998                                          50,000,000
                6.52%, Advance due in monthly installments through August 2005        46,961,222
                                                                                   -------------

                                                                                $    221,961,222
                                                                                   =============


       To secure the short-term financing at June 30, 1997, the Company has pledged mortgage-backed securities and other securities with a carrying value of $64,675,000. To secure the outstanding advances at June 30, 1997, the Company has pledged approximately $297,700,000 of unencumbered one- to four-family mortgage loans to the FHLB of Dallas. The FHLB will advance 65% of the pledged unencumbered one- to four-family mortgage loans.

(13)   Income Taxes

       Components of income tax expense (benefit) follow:
                                                                                  Years Ended June 30
                                                                ---------------------------------------------------
                                                                      1997               1996              1995
                                                                ---------------    ---------------     ------------
            Current:
                Federal                                      $      10,764,659          9,641,900        11,761,599
                State                                                1,445,088          1,449,910         1,405,218
            Deferred:
                Federal                                               (648,000)           739,000          (840,000)
                State                                                  (97,000)           111,000          (126,000)
                                                                --------------     --------------     -------------
                                                             $      11,464,747         11,941,810        12,200,817
                                                                ==============     ==============     =============

       Deferred income tax expense (benefit) allocated to stockholders' equity for the change in unrealized gains (losses) on securities available for sale aggregated $1,064,450, $(1,260,997) and $1,258,470 in 1997,
            1996 and 1995, respectively. As of June 30, 1997 and 1996, unrealized gains (losses) on securities available for sale included in stockholders' equity are net of a deferred income tax expense (benefit) of $1,167 and ($1,063,283), respectively.



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       The differences between the expected federal corporate tax rate and the effective tax rate follow:

                                                                                 Years Ended June 30
                                          --------------------------------------------------------------------------------
                                                      1997                         1996                       1995
                                          ----------------------------  --------------------------   ---------------------
                                                            % of                        % of                         % of
                                                           Pretax                      Pretax                       Pretax
                                              Amount       Income          Amount      Income          Amount       Income
                                              ------       ------          ------      ------          ------       ------
       Expected tax rate               $     10,508,477     35.0%    $     11,567,906   35.0%     $ 10,929,044       35.0%
       Increase (decrease)
          resulting from:
              State income taxes,
                 net of federal
                 income tax
                 benefit                        876,257      2.9            1,014,592    3.0           831,492       2.7
              Other, net                         80,013       .3             (640,688)  (1.9)          440,281       1.4
                                         --------------     ----          -----------   ----       -----------      ----

                                       $     11,464,747     38.2%    $     11,941,810   36.1%     $ 12,200,817      39.1%
                                         ==============     ====          ===========   ====       ===========      ====


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and the deferred tax liabilities follow:

                                                                                                   June 30
                                                                                    -------------------------------
                                                                                         1997              1996
                                                                                    --------------     ------------
                Deferred tax assets:
                   Allowance for possible loan losses                            $         172,262                -
                   Deferred loan fees and unearned discount
                      on mortgage-backed securities                                        608,038          682,616
                   Fair value adjustment on assets held for sale,
                      available for sale or held for trading, net                                -          632,611
                   Premium on purchased deposits                                         3,181,257        2,639,000
                   Interest on nonaccrual loans                                            618,089          684,979
                   Mortgage servicing rights                                             3,236,229        3,544,618
                   Accumulated depreciation                                              1,457,518        1,242,166
                   Accrued retirement benefits                                              66,288          405,111
                   Foreclosed assets                                                       227,757                -
                   Vacation accrual                                                        269,780          185,361
                   Other                                                                   367,241          310,002
                                                                                    --------------   --------------
                                    Total gross deferred tax assets                     10,204,459       10,326,464
                                                                                    --------------   --------------



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(13), Continued

                                                                 June 30
                                                          ----------------------
                                                             1997         1996
                                                          -----------    -------
      Deferred tax liabilities:
         Fair value adjustment on assets held for
            sale or available for sale, net                    66,282          -
         FHLB of Dallas stock dividends                       957,668    798,567
         Allowance for possible loan losses                         -    255,322
         Prepaid retirement contributions                     217,002     72,045
         Other                                                 82,086          -
                                                          -----------  ---------
                   Total gross deferred tax liabilities     1,323,038  1,125,934
                                                          -----------  ---------

                   Net deferred tax asset                $  8,881,421  9,200,530
                                                          ===========  =========

       The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income of approximately $23.0 million, principally through the year ended June 30, 2036. Taxable income for the years ended June 30, 1997, 1996 and 1995 was $31.0 million, $28.0 million and $31.7 million, respectively. Based upon the level of historical taxable income and anticipated future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. There can be no assurance, however, that the Company will generate any earnings or any specific level of continued earnings in future years.

       Legislation enacted  effective for taxable years beginning after December
            31, 1995, requires a thrift to recapture "applicable excess reserves," defined as the excess of its qualifying and non-qualifying bad debt reserves as of the close of the thrift's last taxable year beginning before January 1, 1996, over the lesser of (1) the base year reserves as of the thrift's last taxable year beginning before January 1, 1988; or (2) the balance of pre-1988 reserves. The amount of the applicable excess reserves must be taken into income ratably over a six-taxable year period, beginning with the first taxable year after 1995, subject to a "residential loan requirement delay." The time of the recapture may be delayed for a one- or two-year period to the extent the residential loan requirement is met. The Company met the residential loan requirement for 1997.



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Cumulative  allocations of income to bad debt  deductions,  or applicable excess reserves, for tax purposes subsequent to 1987 total approximately $9,973,000, which will result in approximately $3,815,000 of additional taxes, payable in the years the reserves are recaptured. The Company has provided for the income tax effect of recapturing these reserves since 1987.

       No provision for federal income tax has been made for a portion (approximately $13,500,000) of retained earnings at June 30, 1997 that are the result of cumulative allocations of income to bad debt deductions for tax purposes only, prior to 1988. Under the provision of the legislation described above, these reserves are frozen and are not subject to recapture, except under certain rare circumstances to be determined by regulation.

(14)   Stock Conversion

       In 1991, the Bank completed a conversion from a federal mutual savings bank to a federal stock savings bank. At the time of conversion, the Bank established a liquidation account in the amount of approximately $36,958,000. The liquidation account was established to provide a limited priority claim to the assets of the Bank to qualifying depositors ("Eligible Account Holders") at March 31, 1990 who continue to maintain deposits at the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each Eligible Account Holder would receive from the liquidation account a liquidation distribution based on his or her proportionate share of the then remaining qualifying deposits.

       Undercurrent  regulations,  the Bank is not permitted to pay dividends on its stock after the conversion if its regulatory capital would thereby be reduced below the amount then required for the aforementioned liquidation account.

(15)   Stock Dividend and Stock Splits

       On July 17, 1996, the Company declared a two-for-one stock split in the form of a 100% stock dividend payable on August 15, 1996. This split increased the number of shares outstanding from 6,870,509 to 13,741,018. All references to per common share amounts in the accompanying financial statements, as well as weighted average number and number of common shares, have been adjusted for the stock split.



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(16)   Earnings Per Share

       Earnings per share amounts have been computed based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 13,881,494, 14,098,509 and 14,260,984 for the years ended June 30, 1997, 1996 and 1995, respectively.

(17)   Regulatory Capital

       Current Office of Thrift Supervision  ("OTS")  regulations require thrift institutions to have a minimum regulatory tangible capital equal to 1.5% of adjusted total assets and a minimum 3% leverage (core) capital ratio. Additionally, institutions must meet a risk-based capital requirement consisting of 8% of risk-weighted assets. The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against associations that fail to meet their capital requirements. As of March 31, 1996, the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Subsequent to this notification, management is not aware of any circumstances that would have changed the Bank's category.

       As a "well-capitalized" institution, the Bank may make capital distributions without prior OTS approval in any calendar year up to the greater (i) 100% of its net earnings during such calendar year plus the amount that would reduce by one-half the amount by which its capital exceeds its requirements at the beginning of such calendar year or (ii) 75% of its net income over the most recent four-quarter period. Cash and stock dividends paid by the Bank to the Company during the years ended June 30, 1997, 1996 and 1995 amounted to $8,525,368, $8,852,402 and $4,855,205, respectively.

       The following table summarizes the Bank's regulatory capital and minimum capital requirements (dollars in thousands):

                                                                                                   To be Well
                                                                                                Capitalized Under
                                                                         For Capital            Prompt Corrective
                                                  Actual              Adequacy Purposes         Action Provisions
                                           -------------------        -----------------         ------------------
                                           Amount        Ratio        Amount       Ratio        Amount       Ratio
                                           -----         -----        ------       -----        ------       -----
June 30, 1997:
      Bank capital, and ratio
         to total assets             $       116,363     8.69%                -        -                -       -
      Unrealized losses on
         certain available-for-
         sale securities                         678         -                -        -                -       -


                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(17), Continued

                                                                                                       To be Well
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                     Actual               Adequacy Purposes         Action Provisions
                                              ------------------          ------------------        ------------------
                                              Amount        Ratio         Amount       Ratio        Amount       Ratio
                                              ------        -----         ------       -----        ------       -----
       June 30, 1997, cont:
       -------------------
           Premium on purchased
              deposits                             (3,703)       -                 -        -                -       -
                                             ------------
           Tangible capital, and
              ratio to adjusted
              total assets                $       113,338     8.48%      $    20,044     1.50%               -       -
                                             ============                  =========
           Core (Tier 1) capital,
              and ratio to adjusted
              total assets                $       113,338     8.48%      $    40,088     3.00%     $    66,813    5.00%
                                             ============                  =========                  ========
           Core (Tier 1) capital,
              and ratio to risk-
              weighted assets             $       113,338    15.66%                -        -      $    43,425     6.00%
                                                                                                      ========
           Allowance for loan
              losses                                9,047        -                 -        -                -        -
           Other                                      (75)       -                 -        -                -        -
                                             ------------
           Risk based capital,
              and ratio to risk-
              weighted assets             $       122,310    16.90%      $    57,900     8.00%     $    72,375    10.00%
                                             ============                  =========                  ========
           Total assets                   $     1,339,279
                                             ============
           Adjusted total assets          $     1,336,254
                                             ============
           Risk-weighted assets           $       723,750
                                             ============

     June 30, 1996:
           Bank capital, and ratio
              to total assets             $       106,247     8.14%                -        -                -        -
           Unrealized losses on
              certain available-for-
              sale securities                       1,717         -                -        -                -        -
           Premium on purchased
              deposits                             (6,778)        -                -        -                -        -
                                             ------------
           Tangible capital, and
              ratio to adjusted
              total assets                $       101,186     7.78%      $    19,508     1.50%               -        -
                                             ============                  =========
           Core (Tier 1) capital,
              and ratio to adjusted
              total assets                $       101,186     7.78%      $    39,017     3.00%     $    65,028     5.00%
                                             ============                  =========                  ========

                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(17), Continued

                                                                                                  To be Well
                                                                                               Capitalized Under
                                                                        For Capital            Prompt Corrective
                                                Actual               Adequacy Purposes         Action Provisions
                                         -------------------         ------------------        ------------------
                                         Amount        Ratio         Amount       Ratio        Amount       Ratio
                                         -----         -----         ------       -----        ------       -----
       June 30, 1996, cont:
       -------------------
          Core (Tier 1) capital,
             and ratio to risk-
             weighted assets         $      101,186    14.73%              -        -      $    41,204     6.00%
                                                                                              ========
          Allowance for loan
             losses                           8,589        -               -        -                -        -
          Other                                 (65)       -               -        -                -        -
                                       ------------
          Risk based capital,
             and ratio to risk-
             weighted assets         $      109,710    15.98%      $  54,939     8.00%     $    68,674    10.00%
                                       ============                 ========                  ========
          Total assets               $    1,305,625
                                       ============
          Adjusted total assets      $    1,300,564
                                       ============
          Risk-weighted assets       $      686,737
                                       ============


 (18)  Employee Benefit Plans

       (a)  Pension Plan

            The Company  maintained a defined  benefit  pension  plan  ("Pension
                Plan") covering all full-time employees of the Company who had attained age 21 and completed one year of service during which they worked at least 1,000 hours. Benefits were based on salary and years of service. The Company's funding policy was consistent with the funding requirements of federal law and regulations. Contributions were intended to provide for benefits attributed to service to-date and for those expected to be earned in the future. No contributions were made in 1997, 1996 or 1995.

             Subject to regulatory approval, the Pension Plan will be terminated effective July 31, 1997 and all benefits and vesting were frozen June 30, 1997. In accordance with the provisions of the Pension Plan, all excess assets of the Pension Plan will be distributed to the Pension Plan's active participants as of July 31, 1997. Accordingly, an estimated curtailment gain of $4.1 million will not be recognized by the Company.



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



          Net pension cost (credit) includes the following components:

                                                                                             Years Ended June 30
                                                                              ---------------------------------------------
                                                                                  1997            1996              1995
                                                                              ------------     ------------      ----------
                Service cost - benefits earned during the year                $    770,886          705,542         699,049
                Interest cost on projected benefit obligation                      987,023          908,012         917,289
                Actual return on plan assets                                    (6,901,170)      (4,634,747)     (2,530,714)
                Net amortization and deferral                                    4,764,289        3,042,248       1,070,087
                                                                              ------------     ------------      ----------

                             Net periodic pension cost (credit)               $   (378,972)          21,055         155,711
                                                                              ============     ============      ==========

          The following table sets forth the Pension Plan's funded status and amount recognized in the Company's consolidated statements of financial condition:

                                                                                                        June 30
                                                                                          -------------------------------
                                                                                                 1997            1996
                                                                                          ---------------    ------------
                Actuarial present value of benefit obligations:
                   Accumulated benefit obligation, including vested benefits of
                      $9,894,806 in 1997 and $9,679,913 in 1996 and a $4,082,724
                      curtailment gain allocated to participants in 1997
                                                                                        $      13,977,530      11,061,867
                                                                                          ===============    ============
                   Projected benefit  obligation  for service  rendered to date,
                      including   $4,082,724   curtailment   gain  allocated  to
                      participants in 1997                                              $     (13,977,530)    (13,127,430)
                Plan assets at fair value                                                      26,109,794      20,428,167
                                                                                          ---------------    ------------
                Plan assets in excess of projected benefit obligation                          12,132,264       7,300,737
                Unrecognized net gain from past experience
                   different from that assumed                                                (11,190,836)     (6,280,189)
                Unrecognized prior service cost                                                         -        (395,742)
                Unrecognized net transitional cost                                               (374,100)       (436,450)
                                                                                          ---------------    ------------
                                    Prepaid pension cost included
                                        in other assets                                 $         567,328         188,356
                                                                                          ===============    ============


          The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75% and 7.50% in 1997 and 1996, respectively. The rate of increase in future compensation levels was 4.5% in 1997 and 1996. The expected long-term rate of return on assets was 8.5% in 1997 and 1996.

          Plan assets consist primarily of U. S. government securities, mortgage-backed securities, common stock of the Company and certificates of deposit. At June 30, 1997 and 1996, plan assets included $18,488,418 and $12,578,879, respectively, of common stock of the Company and $866,841 and $813,594, respectively, of interest-earning deposits in the Bank.

                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       (b)  Salary Continuation Plan

            The Company  established a salary  continuation plan ("Salary Plan")
                for thirteen of its executives effective July 1, 1994 and purchased life insurance contracts which the Bank owns and is the named beneficiary. In June, 1997 the executives and the Company agreed to terminate the Salary Plan and funds related to the accrued liability at the date of termination were disbursed to participants. The life insurance contracts with a cash surrender value of $3,987,210 were included in the Company's assets on June 30, 1997.

       (c)  401(k) Profit Sharing Plan

            The Company established a 401(k) Profit Sharing Plan ("401(k) Plan")
                effective January 1, 1996 covering all full-time employees who have attained age 21 and completed one year of service during which they worked at least 1,000 hours. Participants may elect to defer a percentage of their compensation each year, in an amount that does not exceed a dollar limit set by law. A matching contribution equal to a percentage amount of the salary reduction deferred by participants, not to exceed 6.0% of total eligible compensation, is determined annually at the discretion of the Board of Directors. Contributions of $470,557 and $91,800 were made to the 401(k) Plan in 1997 and 1996, respectively.

       (d)  Employee Stock Ownership Plan

            The Company  maintained an employee  stock  ownership  plan ("ESOP")
                covering all full-time employees of the Company who had attained age 21 and completed one year of service during which they worked at least 1,000 hours. Annual contributions were limited to the maximum tax-deductible amount and amounts necessary to ensure continued compliance with the Bank's regulatory capital requirements. Contributions of $25,000 and $1,181,430 were made to the ESOP for 1996 and 1995, respectively. No contributions were made for 1997. Contributions were determined at the discretion of the Board of Directors.

            The ESOP  was  amended  in  April  1996 to  provide  for  in-service distributions of plan assets to vested participants and merger of the ESOP with the 401(k) Plan. During 1997 all of the plan assets were distributed to participants or were merged into the 401(k) Plan.



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       (e)  Stock Option and Incentive Plan

            The Board of  Directors  of the Company  adopted a stock  option and incentive plan ("Option Plan") that was approved by stockholders. Pursuant to the Option Plan, stock options and restricted stock awards covering 1,257,868 shares were granted to directors and officers of the Company in 1991. Options granted under the Option Plan were either options that qualify as Incentive Stock Options, as defined in the Internal Revenue Code of 1986, as amended, or options that do not qualify.

             Upon  conversion  of the  Bank to a  stock  savings  bank in  1991, restricted stock awards were made totaling 911,404 shares. All of these shares were vested by June 30, 1996. The aggregate purchase price of these shares was reflected as a reduction of the Company's stockholders' equity and was amortized as the Company's directors and officers became vested in their stock awards. During 1995, $90,248 was amortized as compensation expense. The Company received an income tax benefit as a result of the taxable income reported by the directors and officers for the restricted stock awards and passed the tax benefit through to the directors and officers. During 1995, the tax pass-through recorded as compensation expense was $384,114.

            Also,  non-qualified  stock options were granted for the purchase of
                346,464 shares in 1991. Such options were immediately exercisable at the market price of $0.89 per share at the date of grant. The options expire in 2001. During 1997, 1996 and 1995, stock options of 51,744, 19,296 and 11,200 were exercised, respectively. At June 30, 1997, options were outstanding for 119,136 shares.

       (f)  Recognition and Retention Plan

             The Board of  Directors  of the Company  adopted a recognition  and retention plan ("Retention Plan") that was approved by stockholders. Pursuant to the Retention Plan, 378,730 shares of restricted stock were granted to directors and officers of the Company during 1992. All shares were vested by June 30, 1996. The aggregate purchase price of these shares was reflected as a reduction of the Company's stockholders' equity and was amortized as the Company's directors and officers became vested in their stock awards. During 1996 and 1995, $82,842 and $165,696 was amortized as compensation expense, respectively.



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(19)   Off-Balance-Sheet Risk

       The Company focuses its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences located within Mississippi and Alabama and the purchase of performing loans secured by single-family homes located in the southeastern United States. A limited volume of multi-family and commercial real estate loans is originated and is secured primarily by properties located in Mississippi. Seasoned and performing commercial loans secured by properties located in the Company's market area are also considered for purchase. Occasionally, the Bank will also purchase at a discount limited amounts of non-performing, single-family loans in the southeastern United States.

       In the normal course of business, the Company enters into commitments with off-balance-sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. Commitments to extend credit, to purchase loans and to sell mortgage-backed securities involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of financial condition.

       The Company's exposure to credit loss for commitments in the event of nonperformance by the other party to the financial instrument is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

       Commitments to extend credit, generally mortgage loan commitments, lines of credit or overdraft lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Company is determined by the amount of credit extended and management's credit evaluation of the customer. Generally, single-family residential real estate is obtained as collateral upon extension of credit under loan commitments and lines of credit. Lines of credit are generally unsecured.

       Commitments to purchase loans generally have fixed expiration  dates. The
            Company evaluates such loan portfolios on a case-by-case basis and determines the purchase price by reviewing the credit histories, collateral and loan documentation.


                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Forward sales commitments for mortgage-backed securities are contracts for delayed delivery of securities in which the Company agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of the counterparties to meet the terms of their contracts and from movements in securities values and interest rates.

       Outstanding mortgage loan commitments at June 30, 1997 aggregated approximately $31,804,000 for fixed-rate loans (rates ranging from 7.00% to 14.50%) and $20,439,000 for variable-rate loans (rates ranging from 7.13% to 14.25%). Commitments outstanding at June 30, 1997 under unsecured lines of credit were $63,313,000, and other lines of credit were $2,495,000. Also at June 30, 1997, the Company was committed to purchase approximately $793,000 of loans. Forward sales commitments of $57,350,000 in mortgage-backed securities were outstanding at June 30, 1997.

(20)   Fair Value of Financial Instruments

       Estimates of fair value of financial instruments are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions significantly affect the estimates and, as such, the derived fair value may not be indicative of the value negotiated in an actual sale and may not be comparable to that reported by other financial institutions. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions and other factors.

       In addition, the fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has significant fee generation businesses that are not considered financial instruments and their value has not been incorporated into the fair value estimates. Significant assets that are not considered financial assets include mortgage servicing rights, deferred tax assets, premises and equipment, and core deposit intangibles. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



  The following table sets forth the estimated fair value of the Company's financial instruments at June 30, 1997 and 1996:


                                                             Carrying            Estimated
                                                              Value             Fair Value
                                                            ---------           ----------
       June 30, 1997:
       -------------
       Assets:
           Loans receivable                           $       928,093,467         977,745,000
           Mortgage-backed securities                         132,911,544         133,205,586
           Other securities                                    73,854,255          76,712,716
           Stock in FHLB of Dallas                             15,627,418          15,627,418
           Cash and due from banks                             69,504,187          69,504,187
           Interest-bearing deposits with banks                28,704,668          28,704,668
       Liabilities:
           Deposits                                          (915,394,878)       (913,242,000)
           Borrowings from FHLB of Dallas                    (258,448,595)       (257,921,000)
       Off-balance-sheet activities:
           Commitments to sell mortgage-backed
              securities                                                -             (68,328)

       June 30, 1996:
       -------------
       Assets:
           Loans receivable                           $       863,762,122         902,339,000
           Mortgage-backed securities                         166,086,719         166,382,735
           Other securities                                    74,674,551          77,041,756
           Stock in FHLB of Dallas                             12,027,000          12,027,000
           Cash and due from banks                             70,548,661          70,548,661
           Interest-bearing deposits with banks                10,745,849          10,745,849
       Liabilities:
           Deposits                                          (922,370,122)       (920,275,000)
           Borrowings from FHLB of Dallas                    (221,961,222)       (221,439,000)
       Off-balance-sheet activities:
           Commitments to sell mortgage-backed
              securities                                                -             176,475




                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       (a)  Loans Receivable

            The fair  value  of loans  held  for  investment  is  calculated  by discounting the expected future cash flows. Loans are segregated by type of loan and by interest type, such as variable or fixed. Fixed-rate loans are further categorized by original term to maturity and stratified by interest rate ranges. Loans are discounted using the current new loan rate applicable to each type. Adjustable-rate loans are valued based on scheduled repricing and discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings. Future cash flows are estimated by using OTS nationwide average prepayment speeds applicable to each type.

            The fair  value of loans  held  for sale is based on  quoted  market prices, assuming the loans will be packaged and sold in the secondary market.

        (b) Mortgage-backed Securities

            The fair  value of  mortgage-backed  securities  is based on  quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market values of similar securities.

       (c)  Other Securities

            The fair value of other securities is based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market values of similar securities.

       (d)  Stock in FHLB

            The fair value is the carrying  value.  The investment in FHLB stock is a requirement of membership in the FHLB system and can only be redeemed by the FHLB at face value.

       (e)  Cash and Interest-Bearing Deposits

            The carrying  amount is the  reasonable  estimate  of fair value for cash and interest-bearing bank balances.



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       (f)  Deposits

            For deposit liabilities with no defined  maturities,  the fair value is reported at the amount payable on demand in accordance with the relevant accounting standards.

            The fair  value  of   certificates   of  deposit  is  calculated  by
                discounting the expected future cash flows using the FHLB advance rate for comparable terms to maturity. Expected future cash flows for certificates of deposit are based on the maturity dates of the certificates, assuming no withdrawals prior to maturity.

       (g)  Borrowings from FHLB of Dallas

            The fair value of  borrowings  from FHLB of Dallas is  calculated by discounting the expected future cash flows at maturity using the FHLB advance rate for comparable terms to maturity.

       (h)  Off-Balance-Sheet Activities

            The Company's  off-balance-sheet  commitments  consist  primarily of mortgage origination and securitization activities. Commitments to originate loans and commitments under lines of credit are obligations of the Company, but not of the customer, and may expire without being drawn upon. Therefore, no value is attributed to those instruments. The fair value of forward sales commitments of mortgage-backed securities is based on quoted market prices. Commitments to purchase mortgage servicing rights are at market rates and have various termination clauses. These commitments are not considered to have a determinable fair value.

(21)   Contingencies

       The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

(22)   Subsequent Events

       During July 1997, the Company entered into agreements to sell four branches with deposits totaling $42,021,362 at June 30, 1997 to other banks for a gain of approximately $4 million. Such branch sales are anticipated to close during October 1997.



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(23)   Segment Information

       The Company's primary business segments are retail banking and originating and servicing one- to four-family mortgage loans. The following table provides summarized information by business segments:

                                                                                       Years Ended June 30
                                                              -------------------------------------------------------------
                                                                      1997                  1996                  1995
                                                              -------------------   -------------------   -----------------
                Total revenue:
                   Mortgage banking                        $          28,108,243           28,132,126            25,164,903
                   Retail banking and other                          137,606,848          130,484,851           120,001,088
                                                              ------------------    -----------------     -----------------
                                                                     165,715,091          158,616,977           145,165,991
                   Elimination of intersegment
                      revenue                                        (10,983,457)          (9,430,685)           (5,389,810)
                                                              ------------------    -----------------     -----------------

                   Consolidated                            $         154,731,634          149,186,292           139,776,181
                                                              ==================    =================     =================

                Operating profit (loss):
                   Mortgage banking                        $           3,059,760            3,014,550              (509,143)
                   Retail banking and other                           26,964,461           30,036,609            31,734,983
                                                              ------------------    -----------------     -----------------

                   Consolidated                            $          30,024,221           33,051,159            31,225,840
                                                              ==================    =================     =================


                                                                                              At June 30
                                                              -------------------------------------------------------------
                                                                      1997                  1996                  1995
                                                              ------------------    -----------------     -----------------
                Identifiable assets:
                   Mortgage banking                        $          41,083,682           41,363,849            24,548,720
                   Retail banking and other                        1,315,013,398        1,269,446,369         1,134,874,184
                                                              ------------------    -----------------     -----------------
                                                                   1,356,097,080        1,310,810,218         1,159,422,904
                   Elimination of intersegment assets                 (2,854,620)          (2,152,397)                    -
                                                              ------------------    -----------------     -----------------

                   Consolidated                            $       1,353,242,460        1,308,657,821         1,159,422,904
                                                              ==================    =================     =================


       Revenues are comprised of interest income, loan fees and service charges, loan servicing revenues, net gains on interest-earning assets and real estate activities, deposit account operations and other income. Intersegment revenue consists of loan servicing income from servicing Company-owned loans, gains related to originated servicing rights of loans transferred to the retail banking segment and interest income on custodial funds on deposit with the Bank. This revenue is eliminated in consolidation.


                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Operating profit (loss) is revenue less interest expense, provisions for losses, amortization of purchased mortgage servicing rights and operating expenses. General corporate overhead expenses not directly attributable to a segment are allocated to both segments.

       Identifiable assets by segment are those assets that are used exclusively by such segment.

(24)   Financial Information of Magna Bancorp, Inc. (Parent Only)

       MagnaBancorp, Inc.'s unconsolidated statements of financial condition as of June 30, 1997 and 1996 and related statements of earnings and cash flows for the years ended June 30, 1997, 1996 and 1995 follow:

                        Statements of Financial Condition
                               Assets                                           1997               1996
                               ------                                 ----------------   -------------------
            Cash on deposit with bank subsidiary                      $         3,006,823          9,516,843
            Investment in bank subsidiary                                     116,363,478        106,247,207
            Investment in and advances to other subsidiaries                    5,934,805          6,844,414
            Other securities held for trading                                   3,386,250                  -
            Other securities available for sale                                 9,037,878                  -
            Other assets                                                        1,271,650          3,305,196
                                                                      -------------------    ---------------

                                                                      $       139,000,884        125,913,660
                                                                         ================    ===============
                   Liabilities and Stockholders' Equity
                   ------------------------------------
            Liabilities                                               $           629,158             95,080
                                                                         ----------------    ---------------
            Stockholders' equity:
                Common stock                                                      137,543             68,514
                Additional paid-in capital                                     18,735,227         18,373,306
                Retained earnings                                             119,340,749        109,096,579
                Unrealized gains (losses) on securities available
                   for sale, net of deferred income taxes                         158,207         (1,719,819)
                                                                         ----------------    ---------------
                                                                              138,371,726        125,818,580

                                                                      $       139,000,884        125,913,660
                                                                         ================    ===============



                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(24), Continued

                             Statements of Earnings

                                                                  1997              1996              1995
                                                           ---------------   ---------------    --------------
      Cash dividends from subsidiaries                  $       9,275,368          9,802,402         4,855,205
      Equity in undistributed earnings of
          bank subsidiary                                       9,077,527         10,758,247        13,171,226
      Equity in undistributed earnings
          of other subsidiaries                                   146,650            543,293         1,074,834
      Interest income                                             430,225            446,145           683,730
      Unrealized holding gain on trading securities             1,344,105                  -                 -
      Compensation expense                                       (494,632)          (202,842)         (854,829)
      Other expenses                                             (766,383)          (234,546)          (58,933)
      Income tax benefit (expense)                               (453,386)            (3,350)          153,790
                                                           --------------    ---------------    --------------

                         Net earnings                   $      18,559,474         21,109,349        19,025,023
                                                           ==============    ===============    ==============





                                                                     (Continued)

                      MAGNA BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(24), Continued

                            Statements of Cash Flows

                                                                        1997              1996              1995
                                                                  ---------------   ---------------    --------------
      Cash flows from operating activities:
          Net earnings                                         $      18,559,474         21,109,349        19,025,023
          Adjustments to reconcile net earnings to
             cash provided by operations:
                Amortization of unearned compensation                          -             82,842           255,944
                Equity in undistributed earnings
                    of subsidiaries                                   (9,224,177)       (11,301,540)      (14,246,060)
                Increase (decrease) in liabilities                       534,078             60,720          (217,611)
                Decrease (increase) in other assets                    2,033,546         (2,595,592)           40,530
                Unrealized holding gain on trading
                    securities                                        (1,344,105)                 -                 -
                Tax benefit of deductible restricted stock
                    awards and stock options over cost                   318,610            574,002           542,995
                Purchase of equity securities held
                    for trading                                       (2,042,145)                 -                 -
                Other, net                                              (420,158)                 -                 -
                                                                  --------------    ---------------    --------------
                         Net cash provided by
                              operating activities                     8,415,123          7,929,781         5,400,821
                                                                  --------------    ---------------    --------------
      Cash flows from investing activities:
          Advances to subsidiaries                                     1,215,000           (285,000)         (570,000)
          Investments in subsidiaries                                          -          1,100,000        (4,722,328)
          Repayment of subordinated debentures
             from bank subsidiary                                              -          4,000,000                 -
          Return of capital from subsidiary                                    -                  -         2,500,000
          Purchase of equity securities available for sale            (7,937,180)                 -                 -
                                                                  --------------    ---------------    --------------
                         Net cash provided (used) by
                              investing  activities                   (6,722,180)         4,815,000        (2,792,328)
                                                                  --------------    ---------------    --------------
      Cash flows from financing activities:
          Proceeds from sale of common stock                              45,816             17,085             9,917
          Purchase and retirement of common stock                         (2,181)        (5,765,883)         (182,890)
          Cash dividends paid                                         (8,246,598)        (3,479,049)       (2,601,603)
                                                                  --------------     --------------    --------------
                         Net cash used by financing
                              activities                              (8,202,963)        (9,227,847)       (2,774,576)
                                                                  --------------    ---------------    --------------
                         Net increase (decrease) in cash              (6,510,020)         3,516,934          (166,083)
      Cash at beginning of year                                        9,516,843          5,999,909         6,165,992
                                                                  --------------    ---------------    --------------

      Cash at end of year                                      $       3,006,823          9,516,843         5,999,909
                                                                  ==============    ===============    ==============

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Board of Directors currently consists of five members. The Board is divided into three classes, each of which contains approximately one-third of the Board. Approximately one-third of the directors are elected annually. Directors of the Company are generally elected to serve for three-year terms or until their respective successors are elected and qualified.

The table below sets forth certain information, as of August 29, 1997, regarding the composition of the Company's Board of Directors, including terms of office. There are no arrangements or understandings between any director and any other person pursuant to which such director was selected.

                                                                               TERM       SHARES OF COMMON       PERCENT
                                         POSITION(S) HELD        DIRECTOR       TO       STOCK BENEFICIALLY        OF
          NAME               AGE          IN THE COMPANY         SINCE (1)    EXPIRE            OWNED             CLASS
          ----               ---          --------------         ---------    ------     ------------------       -----
Robert S. Duncan             61     Director and Chairman          1974        1999        779,273  (2)           5.67%

Zach T. Hederman, Jr.        49     Director                       1983        1999        371,726  (3)           2.70

H. A. Moore, III             48     Director and Secretary         1990        1997        428,884  (4)           3.12

Lou Ann Poynter              51     Director and President         1990        1998        569,927  (5)           4.14

George P. Hopkins, Jr.       71     Director                       1981        1998        148,966  (6)           1.08

----------
(1)  Includes service as a director of the Bank.

(2) Mr. Duncan shares voting and investment power over 334,080 shares with his wife and shares with the 401(k) Trustee investment power over 1,278 shares allocated to his account under the 401(k). The number of shares reported for Mr. Duncan includes 68,000 shares held by the Irrevocable Trust for Lou Ann and Louis G. Poynter, a family trust for which he serves as Trustee, which, under applicable securities laws, may be deemed to be beneficially owned by Mr. Duncan.

(3) Mr. Hederman shares voting and investment power over 266,648 shares with Trustmark National Bank, custodian for the ZTH Trust for Zach Hederman, Jr.

(4) Mr. Moore shares voting and investment power over 11,520 shares with one of his sons, and he is deemed to beneficially own 44,672 shares held collectively by his three children. As a partner in the law firm of Moore & Jones, Mr. Moore has a beneficial interest in 57,030 of the 126,895 shares held by Legg Mason Wood Walker, Inc. as fund manager for the Trust for the Moore & Jones Profit Sharing Plan, a self-directed plan for which Mr. Moore serves as one of three trustees and as designated administrator; he has no ownership interest in or investment control or voting power over 69,865 shares held for other participants in the plan.

(5) Ms. Poynter shares voting and investment power over 138,936 shares with her husband and 960 shares with her daughter. She shares with the 401(k) Trustee investment power over 741 shares allocated to her account under the 401(k). Ms. Poynter is also deemed to beneficially own 61,976 shares held in her husband's IRA and 39,998 shares for which she serves as custodian for her daughter's trust established under the Mississippi Uniform Gift to Minor's Act. The number of shares reported for Ms. Poynter includes 90,400 shares held by the Irrevocable Trust for Robert S. and Judy W. Duncan, a family trust for which she serves as Trustee, which, under applicable securities laws, may be deemed to be beneficially owned by Ms. Poynter.

(6) Includes 38,496 shares subject to a presently exercisable option granted under the Company's Stock Option Plan and 5,200 shares held by his wife.

The business experience of each director of the Company is set forth below. All directors have held their present position for at least seven years unless otherwise indicated.

Robert S. Duncan is Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board of Magnolia Federal. Mr. Duncan joined the Bank in 1968 as an Assistant Secretary, became Executive Vice President in 1972, and President in 1977. He was Chief Executive Officer of the Bank from 1983 until March, 1996, and has served as Chairman of the Board of the Bank since 1984. For eight years prior to joining Magnolia Federal, Mr. Duncan served as a manager for the accounting firm of KPMG Peat Marwick LLP. Mr. Duncan is a past Director of the FHLB of Dallas, and former State Director of the Savings and Loan Foundation and the Institute of Financial Education. He is past President of the Mississippi League of Savings Institutions and the Mississippi Financial Managers Society and currently serves on the Board of Directors of the Mississippi Bankers Association. He has been active with the America's Community Bankers organization, serving several years on the Executive Committee, and as Co-Chairman of the Governmental Affairs Committee. Mr. Duncan has served on the Thrift Institutions Advisory Council of the Federal Reserve Board, the SAIF of the FDIC and the Federal Reserve Board of Atlanta. Mr. Duncan holds a B.S. degree from Auburn University. He has attended the Graduate School of Savings and Loan at Indiana University and the Savings and Loan School for Executive Development at the University of Georgia.

Zach T. Hederman, Jr. is President of Zach T. Hederman, Jr. Properties, Inc., which engages in land development and utilities. He is the General Partner of Baycastle Properties, L.P., Annandale Properties, L.P. and Cypress Lake Properties, L.P. He received a Bachelor of Arts degree from the University of Mississippi, an M.B.A. from Mississippi College and a P.M.D. (Program for Management Development) from the Harvard University Graduate School of Business.

H. A. Moore, III is Secretary of the Company and served as outside General Counsel to the Bank from 1976 until February, 1997, when he became Executive Vice President and General Counsel for the Bank. Mr. Moore received his B.A. and J.D. degrees from the University of Mississippi in 1970 and 1972, respectively. He is a member of Omicron Delta Kappa honorary fraternity and Phi Alpha Delta legal fraternity. Mr. Moore began practicing law in 1972 with the law firm of Moore and Jones in Hattiesburg, Mississippi. He served as managing partner of the firm until February 1997. Mr. Moore's legal practice has been concentrated in real estate, mortgage, business, commercial, estate, probate and civil litigation. Mr. Moore has actively participated as a member and President of the South Central Mississippi Bar Association and as a member and director of the Mississippi Bar Association. He has served as President of the Young Lawyers division of the Mississippi Bar Association and has served on several committees of the Mississippi Bar. He is a member of the Mississippi Bar Foundation and has served as one of its directors. Mr. Moore is also a member of the American College of Mortgage Attorneys, the American Judicature Society, the American Bar Association and the South Mississippi Estate Planning Association. Mr. Moore has been an active member of the Attorney's Committee of the America's Community Bankers.

Lou Ann Poynter is President and Chief Operating Officer of the Company and President and Chief Executive Officer of Magnolia Federal. She joined the Bank in 1972, became Treasurer in 1975, and Senior Vice President in 1985. She became Executive Vice President and Treasurer in 1988 and served in that capacity until she became President on July 1, 1993. Ms. Poynter was appointed Chief Executive Officer of the Bank in March, 1996. She has served on the Thrift Industry
Accounting  Committee  and as a  National  Director  of the  Financial  Managers
Society, Inc. She is past President of the Mississippi Financial Managers Society and has served on the Mississippi State Board of Public Accountancy. She currently serves on the Board of Directors of the Government Affairs Council of the America's Community Bankers. She serves as Chairman of the Mortgage Lending Committee and as a member of the Federal and State Legislative Committees of the Mississippi Bankers Association. She also is a member of the Mississippi Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Ms. Poynter received her B.S. degree in Business Administration and M.S. degree in Accounting from the University of Southern Mississippi.

George P. Hopkins, Jr. is owner and President of George P. Hopkins, Inc. Contractors-Engineers, a general contractor. He holds a B.S. degree in Civil Engineering from the University of Mississippi. He served as a Director of Coast Federal Savings and Loan Association from 1961 until 1981, when it was merged into Magnolia Federal Bank for Savings. He is a past Director of the New Orleans Branch of the Federal Reserve Bank of Atlanta and has served as a Director and Member of the Executive Committee of the former Gulf National Bank, Gulfport, Mississippi. He is currently President and a Director of Mississippi Coast Marine, Inc., Gulfport, Mississippi.

The Board of Directors of the Bank currently consists of 12 directors, including five of the directors of the Company. The Board is divided into three classes and approximately one-third of the directors are elected annually. Because the Company owns all of the issued and outstanding shares of capital stock of the Bank, the Company elects the directors of the Bank.

Information  concerning the executive  officers of the Company is provided under
Item 1 of Part I of this report and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

During fiscal 1997, R. S. Duncan received compensation from the Company for services performed. The Company's other officers did not receive any compensation from the Company in fiscal 1997 for services performed in their capacities as officers of the Company.

The following table sets forth information concerning the compensation of the Chief Executive Officer and the four other highest paid executive officers whose salary and bonus for fiscal 1997 exceeded $100,000 (the "named officers") for services in all capacities to the Company and Magnolia Federal for the years ended June 30, 1997, 1996, and 1995.

                                                 Summary Compensation Table
                                                     Annual Compensation
------------------------------------------------------------------------------------------------------------------------------

                                                                                       Other Annual            All Other
            Name                  Year            Salary            Bonus (1)        Compensation (2)       Compensation (3)
-----------------------------    --------    -----------------    --------------    -------------------    -------------------
Robert S. Duncan                 1997        $ 199,000            $ 160,000         $ 120,368              $ 12,662
                                 1996          199,000               97,000                 -                30,197
                                 1995          199,000              130,000           171,542                71,050

Lou Ann Poynter                  1997          225,000              200,000           223,319                27,232
                                 1996          190,385               90,000                 -                29,002
                                 1995          156,199               80,000            86,251                50,141

J. Hershel Parker                1997          136,502               65,000            82,577                 6,975
                                 1996          130,003               38,000                 -                 3,360
                                 1995          124,499               36,000            64,245                27,342

Thomas  L. Cousins               1997          126,000               65,000           224,225                 6,007
                                 1996          120,000               38,000                 -                 2,761
                                 1995          108,499               36,000            21,105                22,422

Barbara  S. Ellender             1997           86,000               40,000           143,270                 3,922
                                 1996           81,000               26,000                 -                 1,615
                                 1995           73,000               25,000            21,105                11,769

(1) Paid pursuant to the Bank's incentive compensation plan, with 100% of the bonus accrual paid in 1997.

(2) Amounts for fiscal 1997 represent lump sum payment under the Bank's Salary Continuation Plan upon termination of the Plan effective June 30, 1997, which was based upon the present value of benefits the participant was entitled to under the Plan using a 60% accelerated vesting rate due to pending change of control of the Company.

     Amounts for fiscal 1995 represent cash bonuses paid to the named officers in accordance with the terms of the Stock Option Plan approved by the stockholders on November 13, 1991, which provided for a pass-through to plan participants of the tax benefit received by the Company as a result of the ordinary income recognized and tax paid by the recipients as the restricted stock granted under the Stock Option Plan vested. All participants elected each year to have the cash bonus paid directly to the state and federal governments as partial satisfaction of income taxes due and, accordingly, no cash was paid directly to the named officers.

(3)  Amounts for fiscal 1997 include $5,422,  $5,512, $5,850, $5,287, and $3,462 contributed by Magnolia Federal Bank to the 401(k) Plan for fiscal 1997 on behalf of Mr. Duncan, Ms. Poynter, Mr. Parker, Mr. Cousins and Ms. Ellender, plus the imputed value of employee life insurance reported to the IRS as income in the amount of $240, $720, $1,125, $720, and $460, respectively. The amount also includes director fees paid by the Company and the Bank in the amount of $7,000 to Mr. Duncan and $21,000 to Ms. Poynter.

     Amounts for fiscal 1996 include $744, $329, $494, $387 and $235 contributed by Magnolia Federal to the Employee Stock Option Plan ("ESOP") and $3,828, $3,738, $1,740, $1,694 and $1,154 contributed to the 401(k) Plan on behalf of Mr. Duncan, Ms. Poynter, Mr. Parker, Mr. Cousins and Ms. Ellender, plus the imputed value of employee life insurance reported to the IRS as income in the amount of $1,125, $435, $1,125, $680 and $226, respectively. The amount also includes director fees paid by the Company and the Bank in the amount of $24,500 each to Mr. Duncan and Ms. Poynter.

     Amounts for fiscal 1995  include  $27,925,  $17,706,  $26,622,  $21,788 and
     $11,568 contributed by Magnolia Federal to the ESOP on behalf of Mr. Duncan, Ms. Poynter, Mr. Parker, Mr. Cousins and Ms. Ellender, as well as director fees paid by the Company and the Bank in the amount of $42,000 each to Mr. Duncan and Ms. Poynter.


RETIREMENT PLANS

Defined Benefit Pension Plan. The Bank sponsors the Pension Plan, a defined benefit pension plan. Eligible employees participate in the Plan after they attain age 21 and following the completion of 12 months of service, provided the employee has completed as least 1,000 hours of work during such 12-month period. The Pension Plan is funded solely through contributions made by Magnolia Federal.

                            Annual Pension Benefit Based on Years of Service
                       ---------------------------------------------------------
    Average Annual
     Compensation          10            20              30              40
---------------------  -----------  ------------    ------------    ------------

$ 100,000              $ 20,595       $ 41,190       $ 46,190        $ 51,190
  150,000                31,845         63,690         71,190          78,690
  200,000                34,095         68,190         76,190          84,190
  250,000                34,095         68,190         76,190          84,190
  300,000                34,095         68,190         76,190          84,190
  350,000                34,095         68,190         76,190          84,190

The preceding table sets forth, as of June 30, 1997, estimated annual pension benefits for individuals at age 65 payable in the form of a life annuity under the most advantageous plan provisions for various levels of compensation and years of service. The figures in this table are based upon the assumption that the Pension Plan continues in its present form and reflects offsets for Social Security benefits. At June 30, 1997, the estimated credited years of service of Robert S. Duncan, Lou Ann Poynter, Hershel Parker, Thomas L. Cousins and Barbara
S. Ellender were 28, 25, 24, 13, and 11, respectively.

Compensation covered by the Pension Plan includes base salary and bonus paid pursuant to the Bank's incentive compensation plan and excludes the value of any restricted stock awards and the related income tax benefit pass-through and Salary Continuation Plan payments paid as other annual compensation.

Based on the amounts reported as salary and bonus in the Summary Compensation Table for each of the named officers, the benefits payable at normal retirement at age 65 determined in accordance with the plan benefit formula applicable to each would be as follows: Robert S. Duncan, $87,536; Lou Ann Poynter, $54,621; Hershel Parker, $71,034; Thomas L. Cousins, $43,866; and Barbara S. Ellender, $35,531. The defined benefit pension plan will be terminated effective July 31, 1997 and assets of the Plan will be distributed to active participants employed as of July 31, 1997. The amount of distribution is undetermined at the time of this writing.

Salary Continuation Plan. Effective June 30, 1997, the Bank terminated its Salary Continuation Plan (the "Salary Plan"), a non-qualified, executive benefit plan adopted by the Board of Directors of the Bank on July 1, 1994. The Bank executed a non-qualified deferred compensation agreement with each of the 14 executives designated by the Board of Directors of the Bank to participate in the Salary Plan. Supplemental retirement benefits payable under the Salary Plan were to range from 40% to 60% of final base salary, less benefits payable to each executive under the Pension Plan. Upon termination of the Salary Plan, each executive received a lump sum cash payment based on the present value of benefits the executive was entitled to receive under the Salary Plan. The amounts paid to the named officers as a result of the termination of the Salary Plan are provided in the Summary Compensation Table under the column captioned "Other Annual Compensation."


EMPLOYMENT AGREEMENTS

Employment Agreements (the "Agreements") were entered into between the Company and its two senior executives, Robert S. Duncan and Lou Ann Poynter, effective December 20, 1995. The Agreements provide for salaries as determined by the Board of Directors, but in no event shall the salaries be less than the salaries as of the Agreements' commencement date. The Agreements provide for participation in benefit plans to the same extent as executive officers of the Company generally. In the event of involuntary termination, Mr. Duncan and Ms. Poynter would be entitled to receive liquidated damages on a monthly basis for the remaining term of the Agreement equal to one-twelfth of the average annual amount of salary, bonus and incentive compensation earned during the two fiscal years prior to the date of termination. In the event of involuntary termination within 24 months following a change in control, Mr. Duncan and Ms. Poynter would be entitled to, in addition to any liquidated damages due, (i) a lump sum payment equal to 299% of the executive's "base amount" for purposes of Section 280G of the Internal Revenue Code of 1986 and (ii) in the event Mr. Duncan or Ms. Poynter would receive any "excess parachute payments" for purposes of
Section 280G, a "gross-up" payment to compensate the executive for the cost of any excise taxes and taxes attributable to the gross-up. In addition, the Agreements provide for lifetime life insurance and medical benefits in the event of any separation of service from the Company (other than for cause). The Agreements currently have an expiration date of December 19, 1999.


KEY EMPLOYEE SEVERANCE PLAN

In December 1995, the Company and the Bank adopted a severance plan (the "Severance Plan") for selected key employees as designated by the Board from time to time. The Plan was amended on March 19, 1997 to include all officers of the Company and its subsidiaries and to limit the total amount payable under the Plan to a total of $1.8 million. The amount to be paid in the event of termination with 18 months following a 25% or more change in control of the Company is based on a formula that includes base salary, years of service and corporate title. A severance amount equal to one year's salary is to be paid to officers at the level of Senior Vice President and above. Other benefits under the Severance Plan include an extension of health and welfare benefits for one and a half years after termination. Mr. Duncan and Ms. Poynter are excluded from the Severance Plan. Termination benefits payable to Mr. Parker, Mr. Cousins, and Ms. Ellender, based on calculations as of June 30, 1997, would be $136,500, $126,000 and $86,000 respectively.


DIRECTOR COMPENSATION

Directors' Fees. Each director of the Company is paid $2,000 per month for service as a director of the Company. Members of the Audit committee of the Board of Directors of the Company are each paid an annual retainer fee of $18,000 for their service as members of such committee, in addition to their monthly fees for service as directors of the Company. Each director of the Bank is paid $1,500 for service as a director of the Bank. In addition, an annual fee of $6,000 is paid to each non-employee director of the Bank for service on committees of the Board of Directors of the Bank.

Stock in Lieu of Cash Compensation Plan. In 1996, the Company and the Bank adopted the Stock in Lieu of Cash Compensation Plan for Directors (the "Stock in Lieu of Cash Plan"). The Stock in Lieu of Cash Plan provides for the deferral of compensation earned by directors of the Company and the Bank (for services performed as directors) in the form of Stock Units ("Stock Units") in a Stock Unit account ("Stock Unit Account"). Directors may elect to have up to 100% of their fees deferred and converted into Stock Units.

For dividends paid with respect to the Company's common stock, each director has credited to his or her Stock Unit Account an additional number of Stock Units in an amount determined under the Stock in Lieu of Cash Plan. Each director's Stock Unit Account shall be settled by delivering to the director (or his beneficiary) the number of shares of Company common stock equal to the number of whole Stock Units then credited to the non-employee director's Stock Unit Account, in either
(i) a lump sum or (ii) substantially equal annual installments over a period not to exceed ten years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of August 29, 1997, the Company had 13,754,266 shares of Common Stock issued and outstanding.

The following table sets forth, as of August 29, 1997, certain information as to
(i) those persons who were known by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock, (ii) the shares of Common Stock beneficially owned by the Chief Executive Officer and the four other highest paid executive officers who earned in excess of $100,000 during fiscal 1997 (the "named officers") and (iii) all executive officers and directors of the Company and the Bank as a group. Information regarding share ownership of the directors of the Company is contained under Item 10 of this report.

                                                                    SHARES OF
                                                                   COMMON STOCK
                                                                   BENEFICIALLY         PERCENT OF
BENEFICIAL OWNER (1)                                                   OWNED              CLASS
--------------------                                               ------------         ---------
Robert S. Duncan ...........................................         779,273              5.67%

Lou Ann Poynter ............................................         569,927              4.14

Hershel Parker .............................................         199,815 (2)          1.45

Thomas L. Cousins ..........................................          29,413 (3)          0.21

Barbara S. Ellender ........................................          75,627 (4)          0.55

All directors and executive officers as a group (24 persons)(5)    4,204,845 (6)         30.57

----------

(1) The address of each of the beneficial owners is 100 West Front Street, Hattiesburg, Mississippi 39401.

(2) Mr. Parker shares voting and investment power over 48,480 shares with his wife and shares with the 401(k) Trustee investment power over 1,029 shares allocated to his account under the 401(k). Mr. Parker is deemed to beneficially own 19,883 shares held in his wife's IRA.

(3) Mr. Cousins shares with the 401(k) Trustee investment power over 709 shares allocated to his account under the 401(k).

(4) Ms. Ellender shares voting and investment power over 29,016 shares with her husband and shares with the 401(k) Trustee investment power over 637 shares allocated to her account under the 401(k). Ms. Ellender is deemed to beneficially own 7,243 shares held in her husband's IRA and 1,920 shares held collectively by her two children.

(5)  Includes directors and executive officers of the Company and the Bank.

(6) Includes shares held directly, as well as 105,888 shares subject to options which are exercisable within 60 days of August 29, 1997 granted under the 1990 Stock Option and Incentive Plan ("the Stock Option Plan"), as well as shares held in retirement accounts, held by certain members of the named individuals' families, or held by trusts of which the named individual is a trustee or substantial beneficiary, with respect to which shares the respective directors and officers may be deemed to have sole or shared voting or investment power. The number of shares reported includes 675,376 shares held by the Defined Benefit Pension Plan for Employees of Magnolia Federal Bank for Savings Trust (the "Pension Plan") which, under applicable securities laws, may be deemed to be beneficially owned by those officers who serve as Trustees for the Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Bank has followed a policy of granting to officers, directors and employees only loans that are secured by the borrower's personal residence and small consumer loans. Loans to senior officers and directors must be approved by the Board of Directors and loans to other employees must be approved by the Bank's Chief Executive Officer, President or Executive Vice President. All loans to the Bank's officers, directors and employees have been in the past and will continue to be made in the future in the ordinary course of business and on the same terms and conditions as those of comparable transactions prevailing at the time, and do not involve more than the normal risk of collectibility or present other unfavorable features. All loans by the Bank to its directors and executive officers are subject to regulations of the Office of Thrift Supervision restricting loans and other transactions with affiliated persons of the Bank.

H. A. Moore, III, Secretary and Director of the Company, was a partner in the law firm of Moore and Jones, which was comprised of six practicing lawyers until February 1997 when he became Executive Vice President and General Counsel of the Bank. During the period from July 1, 1996 to February 1, 1997, the firm received total fees of $203,032 for general legal services to the Company, the Bank and their affiliates. In addition, the firm also received fees in an amount in excess of 5% of the firm's gross revenues for title work, bankruptcies, foreclosures and repossessions that pass through the Bank or a subsidiary of the Company and which fees are substantially collected from Bank customers.

David K. Hemeter, Director of the Bank, has performed architectural services for the Bank for several years and received $61,787 in architectural fees during fiscal 1997. Payments to Mr. Hemeter were based on a percentage of the construction cost at the standard rates suggested by the American Institute of Architects.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1)  Financial Statements

Financial   statements  filed  on  this  Form  10-K  under  Item  8  are  hereby incorporated for reference.

         (a) (2)  Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements filed under Item 8 of this Form 10-K.

         (a) (3)  Exhibits

Regulation S-K                                                                               Reference to Prior Filing or
Exhibit Number                                     Document                                 Exhibit Number Attached Hereto
--------------                                     --------                                 ------------------------------
       2            Plan of acquisition, reorganization, arrangement, liquidation or                      *
                    succession

     3(a)           Articles of Incorporation                                                            ****

     3(b)           By-laws                                                                               **

       4            Instruments defining the rights of security holders, including                        **
                    indentures

       9            Voting trust agreement                                                               None

      10            Material contracts:

                    (a)  Stock Option and Incentive Plan                                                  **
                    (b)  Incentive Compensation Plan                                                      **
                    (c)  Form of Salary Continuation Agreement                                           ***
                    (d)  Employment Agreement with Robert S. Duncan                                      ****
                    (e)  Employment Agreement with Lou Ann Poynter                                       ****
                    (g)  Change in Control Severance Plan                                                ****
                    (h)  Amendment to Change in Control Severance Plan                                  10(h)

      11            Statement re computation of per share earnings                                        11

      12            Statements re computation of ratios                                              Not required

      13            Annual report to security holders                                                    None

      16            Letter re change in certifying accountant                                            None

      18            Letter re change in accounting principles                                            None

      21            Subsidiaries of the registrant                                                        21

      22            Published report regarding matters submitted to vote of security                     None
                    holders

      23            Consents of experts and counsel                                                       23

      24            Power of attorney                                                                Not required

      27            Financial Data Schedule                                                               27

      99            Additional exhibits                                                                  None

----------

* Filed as an exhibit to the Company's Form 8-K current report filed on May 14, 1997 (File No. 0-18918) pursuant to the Securities Exchange Act of 1934. Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

** Filed as exhibits to the Company's Form S-1 registration statement filed on October 1, 1990 (File No. 33-37016) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

*** Filed as Exhibit 10(c) to the Company's Form 10-K annual report filed on September 25, 1995 (File No. 0-18918) pursuant to the Securities Exchange Act of 1934. Such previously filed document is hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

**** Filed as  exhibits  to the  Company's  Form  10-K  Annual  Report  filed on
     September 27, 1996 (File No. 0-18918) pursuant to the Securities Exchange Act of 1934. Such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

     (b)  Reports on Form 8-K

During the three month period ended June 30, 1997, the Company did file a report on Form 8-K on May 14, 1997 (File No. 0-18918).

                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MAGNA BANCORP, INC.


Date:    September 26, 1997                 By: /s/ Lou Ann Poynter
     -------------------------------           --------------------
                                                Lou Ann Poynter
                                                President and Director
                                                (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Magna Bancorp, Inc. and in the capacities and on the dates indicated below.


By:  /s/ Robert S. Duncan                   By: /s/ Karen K. Griffis
   -------------------------------             ----------------------------
     Robert S. Duncan                               Karen K. Griffis
     Chairman of the Board                          Treasurer
          and Director                             (Principal Financial and
     (Principal Executive Officer)                  Accounting Officer)


Date:    September 26, 1997                 Date:    September 26, 1997
     -------------------------------             ----------------------


By:  /s/ Lou Ann Poynter                    By: /s/ Zach T. Hederman, Jr.
   -------------------------------             ----------------------------
     Lou Ann Poynter                                Zach T. Hederman, Jr.
     President and Director                         Director


Date:    September 26, 1997                 Date:    September 26, 1997
     -------------------------------             ----------------------


By:  /s/ H.A. Moore, III                    By: /s/ George P. Hopkins, Jr.
   -------------------------------              ----------------------------
     H. A. Moore, III                           George P. Hopkins, Jr.
     Secretary and Director                     Director


Date:    September 26, 1997                 Date:    September 26, 1997
     -------------------------------             ----------------------

                                INDEX TO EXHIBITS



Exhibit Number

     10(h)                        Amendment to Change in Control Severance Plan

       11                         Statement re Computation of per Share Earnings

       21                         Subsidiaries of the Registrant

       23                         Consents of Experts and Counsel

       27                         Financial Data Schedule